Form 10-KT/A
period 1997-09-30
NATIONAL EQUITIES HOLDINGS INC /DE/
filed 1997-12-03
CIK 829324

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           _________________________

                                  FORM 10K/A2

[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended
                                       or
[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from January 1, 1996 to September 30, 1996.

                       Commission file number 33-19992-LA

                        NATIONAL EQUITIES HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                33-0284600
      (State or other jurisdiction                   (I.R.S. employer
    of incorporation or organization)               identification no.)

     616 FM 1960 West, Suite 222                          77090
            Houston, Texas                              (Zip Code)
(Address of principal executive offices)


      Registrant's telephone number, including area code:  (281) 583-1199
        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001                          OTC Bulletin Board
    (Title of each class)                           (Name of each exchange on
                                                         which registered)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes      No  X .
                                              ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. (   )

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 12, 1997 was $6,405,934. For purposes of the determination of the above-stated amount only, all directors, executive officers and 5% or more shareholders of the Registrant are presumed to be affiliates.

                        NATIONAL EQUITIES HOLDINGS, INC.

PART I

Item 1.          Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Item 2.          Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

Item 3.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 4.          Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . .  13

Part II

Item 5.          Market for Registrant's Common Equity
                          and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 6.          Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 7.          Managements Discussion and Analysis
                          of Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . .  16

Item 8.          Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

Item 9.          Changes in and Disagreements With Accountants
                          on Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . .  17

PART III

Item 10.         Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . .  18

Item 11.         Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

Item 12.         Security Ownership of Certain Beneficial Owners and Management.  . . . . . . . . . . . . . . . . . .  19

Item 13.         Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

PART IV

Item 14.         Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

PART I

ITEM 1.  BUSINESS

General

         National Equities Holdings, Inc. (the "Company" or the "Registrant") is an independent energy company primarily engaged in the exploration, development and exploitation of oil and gas properties. The Company does business under the name "NEHI Petroleum Corporation" ("NEHI"). Prior to August 9, 1996, the Company was not involved in the oil & gas activities. The Company at one time owned a license to use a subsurface irrigation system, and the Company also owns a copyright, "Total Prevention 102," which is an educational game dealing with AIDS, drug abuse, alcohol abuse and sexually transmitted diseases.

         The Company was initially organized in Delaware on November 24, 1987 under the name "Asquith Venture Associates, Inc." On July 1, 1988, the Company entered into an Agreement and Plan of Reorganization with the shareholders of Amadeus Corporation, a Nevada corporation incorporated in April 1987, to acquire all of the issued and outstanding shares of common stock of Amadeus.
On October 27, 1988, the Company changed its name to "Amadeus Holdings, Inc." and adopted its present name on January 20, 1993. In August 1996, the Company acquired the proved oil and gas assets of Erin Oil Exploration, Inc. ("Erin"), a Texas corporation, located in west Texas and West Virginia. With this acquisition, the business focus of the Company changed to the oil and gas industry and an oil and gas industry management team was installed.

         The Company's exploration efforts are focused primarily on the Gulf Coast and Upper Gulf Coast salt basins of the southeast United States and the Permian Basin area of west Texas and southeast New Mexico. Management's experience in all the major oil and gas producing basins of the United States allows the Company the flexibility of pursuing other producing opportunities as they are presented. The Company's primary efforts will be to assemble leases on well documented oil and gas exploration prospects and obtain industry or non-industry participants to drill the prospects. This will be done on individual or multiple prospect packages. The Company will retain a working interest between 25% and 50% in each well. Larger working interests may also be retained by the Company in certain prospects depending upon assessed risk, capital availability, and other factors.

         The subsurface irrigation system was a new technology and in order to break into the irrigation industry, the Company estimated that it would require a minimum of $500,000 to enter the market place. The large competitors were companies such as Toro and Rain Bird above-ground sprinkler system. Since the Company had a license agreement with the inventor and did not own the patent, it was unable to approach large companies for a joint venture. The license has since expired and the Company has no further rights (or obligations) with respect to such system.

         The Company has been reviewing the strategic alternatives with respect to the copyright on the educational game, which requires updated material on a regular basis at a cost in excess of $30,000 before profits can be derived. The Company has not been able to compete financially in the world of software and has not found a large software company interested in licensing the program.

Exploration Strategy

         The identification and development of exploratory prospects to achieve reserve growth, increase cash flow, and enhance share value are the central focus of the Company's business. Prospects are generated primarily internally, by joint venture participation with industry partners, and by consulting explorationists with which the Company has a working relationship.

         The Company's exploration strategy is to establish stable, long lived oil and gas production and cash flow by innovative exploration programs in proven prolific oil and gas trends of the United States. Gas exploration prospects must have potential reserves of the equivalent of 50 billion cubic feet of gas or more and multiple productive zone opportunities capable of producing the equivalent of 10 million cubic feet of gas or more per day.

         The Company utilizes modern, high-technology exploration methods to reduce risks and uses precision horizontal drilling where applicable, to increase oil and gas deliverability. It also packages the drilling of low risk development wells to supply a steady replacement of reserves by utilizing investor money.

Competition

         The business of exploring, developing and producing oil and gas is highly competitive. The Company competes with numerous firms and other individuals in its activities, including major oil firms and other independent exploration and producing firms, many of which have substantially greater financial resources, management and technical staffs, and facilities than those of the Company. Major and independent oil and gas companies and individuals actively bid for desirable producing properties as well as unexplored oil and gas prospects and compete for equipment, services, and labor required to explore, develop and operate such properties. The Company faces intense competition from other energy firms attempting to form exploration groups to provide funding to complete desired exploration, including drilling. In the opinion of the Company, the decision of a firm to participate in a proposed exploration group is based on the estimated likelihood of finding oil and gas in commercial quantities, the cost of exploration and, if warranted, development, the size of the potential reservoir, the interest to be earned by completing specified exploration or drilling or providing necessary funding, alternative opportunities for the employment of limited capital, the exploration philosophy or area of interest of potential participants, the reputation of the Company, and other factors, many of which are beyond the control of the Company.

         In its efforts to acquire leases or other exploration rights in new prospect areas, the Company faces competition from major oil companies, independent oil firms, and oil and gas speculators. The ability to acquire leases or exploration rights is generally determined by the amount of cash required to obtain the property interest, the royalty or other interest reserved by the transferor, and the nature of any commitment to drill or complete other exploration.

Employees

         As of December 31, 1996, the Company employed three full-time persons and utilizes five consultants. The Company's employees are not represented by a union.

Other Industry Segments

         No expenses were used or revenues derived from any other segment of the Company. Although the Company owns the copyright of the video game as an asset, no efforts have been made to capitalize on it as a profit center.


ITEM 2.  PROPERTIES

Fisher County, Texas

         The Company has four primary properties in Fisher County, Texas that are currently producing. The four properties are located in different lease blocks along the western flank of the Bend Arch and on the Eastern Shelf of the Permian Basin. The properties are listed below:

         The Pardue-Holly Lease - The Pardue-Holly lease consists of 640 acres with two wells now producing oil. On this lease, the Flippen Lime, Swastika Sand and Canyon Sand formations are capable of production.

         The Neversuch Lease - The Neversuch lease has 156 acres with two wells now producing. The main formation on this lease that has potential for production is the Flippen Lime.

         The Young Lease - The Young lease has one producing well on 640 acres. On this lease, the Flippen Lime, Swastika Sand and Noodle Creek Sand formations have potential for production.

         The Scifres Lease - The Scifres lease currently has one well on this 40 acre lease. Formations that are capable of producing in the area are the Flippen Lime at approximately 3,100 feet, the Swastika Sand at 3,700 feet, and the Canyon Sand at 4,300 to 4,600 feet.

         The Company believes all of the above described lease blocks have potential for future drilling and the Company is considering additional development drilling on each block. It should be noted that some wells in the area were drilled and completed in the 1940's, 1950's and 1960's and are still producing.

         The Company's interest in those properties in Fisher County has proved producing reserves of 329,365 barrels of oil.

Scurry County, Texas

         The Scurry County lease block consists of 200 acres. A study of the electric logs of the area shows that the Tonto formation (called the 1,700 foot pay zone) is present over a wide area. The pay zone on the Company's lease is well developed and is 20 feet higher structurally to the wells on offsetting leases. The Lario No. 1, 2, and 3 wells on the lease block, which were drilled in the late 1960's and early 1970's, did not test this zone.

         Examination of electric logs shows good porosity and resistivity which are indicative of oil production in the area. The rock type of this reservoir is an oolitic dolomite with porosity between 17% and 23%.

         Based on examination of the wells in the area, it is estimated that a typical well on the Company's lease will produce approximately 20,000 barrels of oil per well. Since well spacing in the area is 10 acres per well, it is estimated that the least could produce 400,000 barrels of oil. The Company has a 100% working interest and an 80% net revenue interest in this lease. Net proved undeveloped reserves owned by the Company in Scurry County are 320,000 barrels of oil.

         It is possible to produce more oil from this field after production is established by installing a gas injection system between producing wells. This process would increase production possibilities to a total of 800,000 barrels. Should the Company determine to allocate additional capital to developing this field, the Company wold generate additional proved undeveloped reserves of 640,000 barrels of oil.

Coleman County, Texas

         The Company has one lease block in Coleman County, Texas which comprises 144.78 acres. As of year end 1996, three exploratory wells have been drilled on the lease to approximately 3,100 feet. The first well has been completed and tested in the Palo Pinto Lime formation (a historically productive interval) below 3,000 feet with encouraging results and is awaiting regulatory approval and marketing. The second well has also been completed and tested in the Palo Pinto Lime and is currently waiting on pumping equipment. The third well has been suspended pending the results of the first two wells; however, the Palo Pinto Lime is also the target in this wellbore.

Walker County, Texas

         This block consists of 179.57 acres and is located in close proximity to successful horizontal Austin Chalk gas wells drilled by offsetting operators. The Austin Chalk in this area exists at a depth of approximately 13,000 feet, and it can be a very prolific, high volume gas producer. A study of electric logs and geological maps is underway to delineate the trend and to plan the intended drilling program. The drilling permit has already been obtained for this horizontal well.

Gonzales County, Texas

         This block consists of 234.5 acres and is located adjacent to previously successful Austin Chalk and/or Buda Limestone oil wells drilled by offsetting operators in the early 1980's. Several of these wells have produced over 100,000 barrels of oil and are still producing. The Austin Chalk in this area exists at approximately 9,000 feet. A study of the surrounding production data, electric logs and maps is underway to evaluate this leasehold for a drilling location.

Ritchie County, West Virginia

         The Company purchased five wells during 1996 in Ritchie County, West Virginia which were all re-entry candidates on 5 acre leases in various productive intervals of Devonian aged rock, at depths ranging from 2,000 to 4,000 feet. All of these wells have been re-worked to some extent with encouraging results; however, all of them require further work and evaluation.

Pleasants County, West Virginia

         The Company drilled one development well in 1996 in Pleasants County, West Virginia. The well was completed in various intervals of the Devonian Shale horizon at approximately 5,000 feet and initial test results were very good. The well requires the installation of a tubing string to enhance fluid lift and thereby increase gas production. This work will be done in the near future.

Reserves

         In general, estimates of economically recoverable oil and natural gas reserves and of the future net revenues therefrom are based upon a number of variable factors and assumptions such as historical production from the subject properties, the assumed efforts of regulation by governmental agencies and assumptions concerning future oil and natural gas prices and future operating costs, all of which may vary considerably from actual results. All such estimates are to some degree speculative and classifications of reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenues expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially. Therefore, the actual production, revenues, severance and excise taxes, development and operating expenditures with respect to the Company's reserves will likely vary from such estimates, and such variances could be material.

         In accordance with applicable requirements of the Commission, the estimated discounted future net revenues from estimated proved reserves are based on prices and costs as of the date of the estimate unless such prices or costs are contractually determined at such date. Actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by factors such as actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by natural gas purchasers, changes in governmental regulations or taxation and the impact of inflation on costs.

Acreage

         Title to Properties. As is customary in the oil and natural gas industry, the Company makes only a cursory review of title to undeveloped oil and natural gas leases at the time they are acquired by the Company. However, before drilling commences, the Company causes a thorough title search to be conducted, and any material defects in title are remedied prior to the time actual drilling of a well on the lease begins. To the extent title opinions or other investigations reflect title defects, the Company, rather than the seller or lessor of the undeveloped property, is typically obligated to cure any such title defects at its expense. If the Company were unable to remedy or cure any title defect of a nature such that it would not be prudent to commence drilling operations on the property, the Company could suffer a loss of its entire investment in drilling operations on the property. The Company believes that it has good title to its oil and natural gas properties, some of which are subject to immaterial encumbrances, easements and restrictions.

         The oil and natural gas properties owned by the Company are also typically subject to royalty and other similar non-cost bearing interests customary in the industry. The Company does not believe that any of these encumbrances or burdens will materially affect the Company's ownership or use of its properties.

         Marketing of Production. The Company's production is marketed to third parties consistent with industry practices. Typically, oil is sold at the wellhead at field posted prices and natural gas is sold under contract at a negotiated price based upon factors normally considered in the industry, such as price regulations, distance from the well to the pipeline, well pressure, estimated reserves, quality of natural gas and prevailing supply/demand conditions.


Reserves Reported to Other Agencies

         During fiscal year 1996, there were no estimates of total, proved net oil or gas reserves filed with or included in reports to any other Federal authority or agency.

Production

         The production of crude oil by Erin/NEHI represents one fiscal year (1/1/96 thru 12/31/96) and is shown below as required by SFAS No. 69. Total annual gross production was 11,283 bbls (6,330 net).

                                       Total Gross          Total Net                             Effective*
                                      (8/8ths bbls)         Production        Average Sales      Lifting Cost
                 Lease Name            Production           Fiscal 1996       Price ($/bbl)         ($/bbl)
                 ----------            ----------           -----------       -------------         -------
           Neversuch B Orig.              3,655                2,813              19.86              1.76

           Neversuch B Pgm.               2,794                1,076              22.17              3.20

           Neversuch C                    2,094                  461              23.28              2.77

           Pardue-Holly C                   492                  339              21.36              5.99

           Pardue-Holly                   1,129                  785              20.69              11.13

           Scifres                          584                  447              20.32              11.74

           Young                            535                  409              20.08              4.80
                                         ------                -----
              TOTAL                      11,283                6,330
                                         ======                =====

*Effective Lifting Cost is calculated by dividing the Gross Lease Operating Expense (only in months where expenses and production occurred) by the Gross 8/8ths Production for that month.

Productive Wells and Acreage

         At the end of fiscal year 1996 (1/1/96 thru 12/31/96), the total gross and net productive wells and developed acreage owned by Erin/NEHI is shown in the table below by geographical region as required by SFAS No. 69. The total number of gross productive wells owned by Erin/NEHI is 16.218, while the total number of net productive wells is 12.360. Gross developed acreage is 1,685.78 acres; net drilled and developed acreage is 1,062.20 acres.

                                       Gross
                                     Developed                    Gross          Net          Gross          Net
                                      Acres On         Well      Working       Revenue       Acreage       Drilled
             Lease Name                Lease           Name      Interest      Interest      to Well       Acreage
             ----------                -----           ----      --------      --------      -------       -------
     TEXAS
     -----

         Neversuch                     156.00
                                                          #1B         0.450        0.305         20.00          7.70

                                                          #3B         0.450        0.305         20.00          7.70

                                                          #3C         0.300        0.200         20.00          4.40

         Pardue & Holly                640.00
                                                          #1C         0.925        0.638         20.00         13.80

                                                          #2C         0.925        0.638         20.00         13.80

                                                          #3C         0.925        0.638         20.00         13.80

                                                    Pardue #6         1.000        0.690        290.00        200.10

                                                     Holly #1         1.000        0.690        290.00        200.10

         Scifres                        40.00      Scifres #1         1.000        0.760         40.00         30.40

         Young                         640.00        Young #7         1.000        0.760        640.00        486.40

         Carroll Hinds                 144.78
                                                           #1         0.963        0.714         20.00         16.00

                                                           #2         0.963        0.714         20.00         16.00

                                   Gross
                                 Developed                        Gross          Net          Gross          Net
                                  Acres On          Well         Working       Revenue       Acreage       Drilled
             Lease Name            Lease            Name         Interest      Interest      to Well       Acreage
             ----------          ---------          ----         --------      --------      -------       -------
     WEST VIRGINIA
         Ball                       5.00             #2A           1.000         0.800          5.00          4.00

         Campbell                   5.00              #1           1.000         0.800          5.00          4.00

         Cokeley                    5.00              #1           1.000         0.800          5.00          4.00

         Freshwater                 5.00              #1           1.000         0.800          5.00          4.00

         Jemison                    5.00              #1           1.000         0.800          5.00          4.00

         Richards                  40.00              #2           1.000         0.800         40.00         32.00
                                --------                          ------        ------      --------      --------

              TOTALS            1,685.78                          16.218        12.360      1,485.00      1,062.20
                                ========                          ======        ======      ========      ========


Undeveloped Acreage

         At the end of fiscal year 1996 (1/1/96 thru 12/31/96), the total gross and net undeveloped acreage owned by Erin/NEHI is shown in the table below, by geographical region. The total gross undeveloped acreage owned by Erin/NEHI is 614.07, while the total net undeveloped acreage is 485.87.


                                                                              Gross                 Net
                                                Gross         Net          Undeveloped          Undeveloped
                                               Working      Revenue          Acres On            Acres On
            Lease Name            County      Interest      Interest          Lease                Lease
            ----------            ------      --------      --------       -----------          -----------
 TEXAS

      McMullen/Brunson            Scurry       1.000          0.800           200.00               160.00

      DuBose                     Gonzales      1.000          0.800           234.50               187.60

      Smithers                    Walker       1.000          0.770           179.57               138.27
                                                                              ------               ------
           TOTALS                                                             614.07               485.87
                                                                              ======               ======

Drilling Activity

         At the end of fiscal year 1996 (1/1/96 thru 12/31/96), the total number of net productive development wells drilled was 2.72; the number of development dry holes was 0.505. The total number of net productive exploratory wells drilled was 1.43; the number of exploratory dry holes was
1.60.  These are shown by lease in the following table.

                                                    Net                                  Net
                                    Net         Productive           Net Dry         Productive         Net Dry
          Lease         Well      Revenue       Development        Development       Exploratory      Exploratory
          Name          Name     Interest          Wells              Wells             Wells            Wells
          -----         ----     --------       -----------        -----------       -----------      -----------
 TEXAS

      Neversuch
                          #1B        0.305         0.305                -                 -                -

                          #2B        0.305           -                0.305               -                -

                          #3B        0.305         0.305                -                 -                -

                          #2C        0.200           -                0.200               -                -

                          #3C        0.200         0.200                -                 -                -

      Pardue-Holly

                          #1C        0.638         0.638                -                 -                -

                          #2C        0.638         0.638                -                 -                -

                          #3C        0.638         0.638                -                 -                -

      Carroll Hinds

                           #1        0.714           -                  -               0.714              -

                           #2        0.714           -                  -               0.714              -
      Rufus Allen

                           #1        0.800           -                  -                 -              0.800

                           #3        0.800           -                  -                 -              0.800

                                                    Net                                  Net
                                    Net         Productive           Net Dry         Productive         Net Dry
          Lease         Well      Revenue       Development        Development       Exploratory      Exploratory
          Name          Name     Interest          Wells              Wells             Wells            Wells
          ----          ----     --------          -----              -----             -----            -----
 WEST VIRGINIA

      Richards             #2        0.800         0.800                -                 -                -
                                                   -----              -----             -----            -----
        TOTALS                                     2.720              0.505             1.430            1.600
                                                   =====              =====             =====            =====



ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Limited Trading Market

         The Company's common stock is traded in the over-the-counter market and is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "NEHI." Quotations prior to July 1996 are not available as the Company's common stock was traded only in the pink sheets and the main market maker of the Company's common stock did not publish its prices in the pink sheets; therefore, there is no reliable information from which to present data as to market activity prior to mid-1996. The following table sets forth for the calendar period indicated the high the low bid prices for the Company's common stock as quoted on the OTC Bulletin Board. The prices shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                                                                                  HIGH                  LOW
                                                                                 ------               -------
 FISCAL YEAR ENDED 1996
 ----------------------
 Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . .                   2                    1-1/2



         On November 24, 1997 there were 360 holders of record of the Company's common stock.

         On April 5, 1993, a Form 15 was filed under Rule 12h-3(b)(1)(I) with the SEC for Suspension of Duty to File Reports. This report was filed voluntarily and is not intended to be in response to any requirements under the rules and regulations of the Exchange Act.

Dividend Policy

         The Company has not paid a cash dividend on its Common Stock and does not expect to pay such a dividend in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes selected financial data of the Company for the nine months ended September 30, 1996 and the years ended December 31, 1995 and 1994, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements included elsewhere herein.

         SELECTED OPERATIONS DATA:

                                                                                        Year Ended
                                                       Period Ended                    December 31,
                                                       September 30,            ---------------------------
                                                            1996                   1995              1994
                                                         ---------               --------         ---------
 Revenues  . . . . . . . . . . . . . . . . . . .         $  16,121               $ 29,736         $   2,744

 Operating Expenses  . . . . . . . . . . . . . .            77,675                 16,718            33,749

 Other Income (Loss) for the period  . . . . . .           (66,515)                  -0-                -0-

 Net Income (Loss) . . . . . . . . . . . . . . .          (787,180)                13,018           (31,005)

 Income (Loss) per share . . . . . . . . . . . .         $    (.24)              $    .01         $    (.03)


         SELECTED BALANCE SHEET DATA:

                                                                                        Year Ended
                                                       Period Ended                    December 31,
                                                       September 30,            ----------------------------
                                                            1996                  1995                1994
                                                        -----------             ---------          ---------
 Total Assets  . . . . . . . . . . . . . . . . .        $ 4,158,515             $ 744,570          $ 739,394

 Long Term Debt  . . . . . . . . . . . . . . . .          2,876,300                   -0-              -0-

 Stockholders' Equity  . . . . . . . . . . . . .          1,282,235               671,152           644,634

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         NEHI operations during the first seven months of 1996 were a continuation of the development of its patented subsurface irrigation system. Two years were spent experimenting with various applications for the subsurface irrigation system and refining the methods of installation.

         The Company has a copyright on a family educational game which is wholly owned by the Company, however, in order to market the software product, the data and information for the game will have to be updated and animation will have to be developed to make the game competitive with other software products in the market place. The management of the Company is evaluating this asset.

         In August, the Company acquired $8,650,000 of oil and gas production and proven reserves to be developed through additional drilling. New acting directors were appointed and new management was employed to operate NEHI, d/b/a NEHI Petroleum Corporation, as an oil and gas exploration Company.

         The Company is primarily focusing on its oil and gas properties in Fisher County, Texas and Scurry County, Texas, as well as additional acquisitions of oil and gas leases and production, and corporate mergers, which will provide the Company with a balance between its oil and gas reserves and a diversification of the areas in which it operates. New management plans to continue this business plan and method utilized successfully by Erin for 23 years.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         The Company reported a net loss during the nine months ended September 30, 1996 of $787,180, as compared to net income of $13,000 at December 31, 1995. The decrease in net income is primarily due to the write-off of the copyright and the charge of the capitalized cost of the patent to this period.

         Gross revenues decreased $30,000, reflecting no activity in sales based on the non-marketability of the Company's assets.

         Operating expenses increased $61,000. The increase is primarily due to increased compensation expense, professional expenses and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

         NEHI reported an operating loss of $66,515 for the nine months of 1996 ending with the audit of September 30, 1996. This operating loss reflects the operations prior to the acquisition of the oil and gas assets. The Company currently has income from production.

         The Company currently believes that its operating income from its existing oil and gas production is projected to exceed $170,000 in 1997. Currently planned drilling of lease blocks with existing oil and gas production could increase this amount to be in excess of $700,000 of operating income for 1997. The Company currently intends to drill additional wells to develop the leases the Company owns. NEHI will follow a policy of retaining as much of each well drilled as possible to increase its production revenues and the profits of the Company. The objective is to retain fifty percent of the net revenue of each well.

         The acquisition of additional oil and gas leases, production and companies will be funded through the possible sale of securities by NEHI, or otherwise through bank or third-party financing.

FORWARD-LOOKING STATEMENTS

         This Form 10-K includes forward-looking statements. Such statements are based upon management's current expectations and assumptions. Important factors that could cause actual results to differ materially from those in forward-looking statements included herein include, among others, commodity pricing for oil and gas, exploration and operating risks, development risks and competition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by this Item 8 are incorporated under Item 14 in Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS AND DIRECTORS

 Name                                          Age         Position
 ----                                          ---         --------
 Bill M. Knollenberg                            70         Chairman of the Board, President and Secretary

 Bill McGowen (1)                               60         Director (1)

(1) Mr. McGowen ceased being a director in May 1997 when all his affiliations with the Company ceased.

         The Board of Directors is divided into three classes which have staggered terms of three years each. Mr. Knollenberg, whose term expires in 1999, is currently the sole director of the Company.

BUSINESS EXPERIENCE OF OFFICERS AND DIRECTORS

         Bill M. Knollenberg. Mr. Knollenberg received a honorable discharge from the U.S. Navy in 1946 and immediately was employed by Sun Oil Company. He worked for Sun Oil for three years as a roughneck on a drilling rig, then a roust-about, and then a pumper. Mr. Knollenberg decided to go into sales and for four years worked in traveling sales. In 1953, he went into new car sales and worked his way into management. After moving to Houston, Texas in 1965, he began floor planning used car dealers. In 1974 he sold the business at a profit and started a heavy equipment rental company which is built into a multi-million dollar business and then sold in 1980. In 1982, after deciding retirement was not what he wanted, Mr. Knollenberg began selling oil and gas ventures. In 1995, Gulf Minerals Exploration, a general partnership of which Mr. Knollenberg, Doris C. Knollenberg and A. Bradley Knollenberg are partners, acquired controlling interest in Erin Oil Exploration, Inc., with Mr. Knollenberg assuming the position of Chairman of the Board of Directors. In August of 1996, Gulf Minerals Exploration became the largest shareholder of NEHI and Mr. Knollenberg assumed the position of Chairman of the Board of Directors of NEHI.

Bill McGowen. Mr. McGowen has over thirty years experience as an oil and gas executive in exploration, development, production and operations. Mr. McGowen ceased being a director in May 1997 when all his affiliations with the Company ceased.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Bill M. Knollenberg, Doris C. Knollenberg, A. Bradley Knollenberg and Bill McGowen have not filed those reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

Name and Principal Position                       Year                       Salary              Bonus
---------------------------                       ----                       ------              -----
Bill M. Knollenberg (CEO)                         1996                         -0-                -0-

                                                  1995                         -0-                -0-
                                                  1994                         -0-                -0-




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


                                                               Amount and Nature of                 Percent
Name and Address of Beneficial Owner                           Beneficial Ownership                 of Class
------------------------------------                           --------------------                 --------
Gulf Minerals Exploration                                      13,122,045 shares(1)                 86.45%
21818 North Freeway
Spring, Texas  77373

Bill M. Knollenberg                                            13,422,045 shares(1)(2)              86.45%

Doris C. Knollenberg                                           13,122,045 shares(1)                 86.45%
21818 North Freeway
Spring, Texas  77373

A. Bradley Knollenberg                                         13,122,045 shares(1)                 86.45%
21818 North Freeway
Spring, Texas  77373

Directors and Executive Officers as a Group                    13,422,045 shares(1)                 86.45%
------------------

(1) Gulf Minerals Exploration is a general partnership, of which Bill M. Knollenberg is a 20% partner, Doris C. Knollenberg is a 20% partner, and A. Bradley Knollenberg is a 60% partner.

(2) Erin Oil Exploration, Inc. ("ERIN") owns 300,000 shares of the Company. Bill M. Knollenberg owns 100% of the stock of ERIN.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         On August 9, 1996, the Company acquired the proved oil and gas reserves of Erin Oil Exploration, Inc. ("ERIN"). The Company issued 21,510,418 shares of its common stock for proved oil and gas reserves having a discounted cash value of $12,464,584.00. As a part of this transaction, the Company assumed the liability for Convertible debentures issued by Erin in the amount of $2,770,000. Subsequently, the value of the transaction was lowered to the carrying value of the existing wells plus the purchase cost of the reserves for the twenty well program less the Erin Debentures outstanding. The Common Stock issued was reduced to 13,122,045. The transaction was a nonmonetary exchange, i.e., the Company exchanged its common stock for the discounted cash flow value of ERIN's oil and gas reserves and assumed liability for ERIN's convertible Debentures. The agreement requires the Company to assume the operation of the drilling programs and well operations effective October 1, 1996. The assets, however, were acquired August 9, 1996.

         The ERIN transaction was using a trust so that there would not be issues related to (1)control of the assets before and after the transaction, and (2)related party issues. Subsequently, a legal opinion has been received which indicates that the trust for the Knollenberg family is, in fact, a Texas general partnership of which Bill Knollenberg and his family members are partners. The transaction is an exchange of nonmonetary assets by each party, i.e., common stock was exchanged for oil & gas reserves and the assumption of debt.

         Ms. P.A. Hartley, former Chairman of the Board of Directors, received 180,000 shares of common stock for services rendered on behalf of the company for the eight month period from January 1, 1996 through August 9, 1996, under the agreement authorized by the Board of Directors at a meeting of the Board of Directors, January 6, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.



(a)      1.      FINANCIAL STATEMENTS:

                                                                                               PAGE
                                                                                               ----
        Reports of Independent Certified Public Accountants . . . . . . . . . . . .              F-2

        Balance Sheets at September 30, 1996, December 31, 1995 and 1994  . . . . .              F-4

        Statements of Income for the nine months ended September 30, 1996 and the
          years ended December 31, 1995 and 1994  . . . . . . . . . . . . . . . . .              F-7

        Statements of Stockholders' Equity for the period January 1, 1994 -
          September 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . .              F-8

        Statements of Cash Flows for the nine months ended September 30, 1996 and
        the years ended December 31, 1995 and 1994  . . . . . . . . . . . . . . . .              F-9


        Supplemental Schedule of Non-Cash Investing and Financing
                  Activities For the Nine Months Ended September 30, 1996 . . . . .             F-10

        Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . .             F-11





         2.      SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

                                                                                               PAGE
                                                                                               ----
         Supplemental Information for Oil & Gas Properties
                 Formerly owned by Erin Oil Exploration, Inc.
                 For the nine months ended September 30, 1996 (unaudited) . . . . .             F-19

         3.      EXHIBITS:

                           Exhibit       Description
                           -------       -----------
                            3.1 *        Amended and Restated Certificate of Incorporation

                            3.2 *        Bylaws

                            4.1 *        Specimen Stock Certificate

                           10.1 *        National Equities Holdings, Inc. Incentive Stock Option Plan

                           10.2 *        Letter Agreement dated July 30, 1996 between National Equities
                                         Holdings, Inc. and Erin Oil Exploration, Inc.

                           10.3 *        Option Agreement with Diversified Service Brokers, Inc. dated
                                         August 9, 1996.

                           10.4**        Employment Agreement between National Equities Holdings, Inc. and
                                         Bill S. McGowen dated September 23, 1996.



                           27.1**        Financial Data Schedule


*        Previously submitted
**       Submitted herewith

(b)      REPORTS ON FORM 8-K:

                 None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                       NATIONAL EQUITIES HOLDINGS, INC.


                                       By: /s/ Bill M. Knollenberg
                                          -------------------------------------
                                               Bill M. Knollenberg, President
                                               (Principal Executive Officer)

                                       Date:   December 1, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                     Title                                Date
              ---------                                     -----                                ----

 /s/ Bill M. Knollenberg              Chairman of the Board, President, Chief              December 1, 1997
 -----------------------              Accounting Officer and Secretary
 Bill M. Knollenberg




                        NATIONAL EQUITIES HOLDINGS, INC.

                              FINANCIAL STATEMENTS

For the Year Ended September 30, 1996
And One Month ended December 31, 1995



Auditors' Reports   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2

Financial Statements:

         Balance Sheet - Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4

         Balance Sheet - Liabilities and Stockholders Equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-5

         Statement of Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-7

         Statement of Stockholders Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-8

         Statement of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-9

         Supplemental Schedule of Non-Cash Investing and Financing Activities . . . . . . . . . . . . . . . . . . .  F-10

         Notes to the Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-11

         Supplemental Financial Statement Information   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-19

Independent Auditor Report

The Board of Directors and Stockholders
National Equities Holdings, Inc.

We have audited the accompanying balance sheet of National Equities Holdings, Inc. as of September 30, 1996 and December 31, 1995, and the related statements of operations, stockholders equity, and cash flows for the nine months and the one month then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of National Equities Holdings, Inc. for the eleven months ended November 30, 1995 and the year ended December 31, 1994 were audited by other auditors whose report dated December 27, 1995 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of National Equities Holdings as of September 30, 1996 and December 31, 1995, and the results of their operations and their cash flows for the nine months and one month then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information regarding revenues and direct expenses of the oil and gas properties is presented for purposes of additional analysis and has not been subjected to the auditing procedures applied in the audit of the basic financial statements, and, accordingly, we express no opinion on it.

As discussed in Notes 14 and 16 to the financial statements, the Company's oil and gas properties previously reported as $6,873,384 should have been $4,115,563. Additionally, the Company's Patent and Copyright previously reported as $298,358 and $360,753 respectively should have been reported as zero. This discovery was made subsequent to the issuance of the financial statements. The financial statements have been restated to Reflect this correction.

/s/ ALVIN L. DAHL & Associates, PC
Dallas, Texas
October 23, 1996, except for Notes 14 and 16, as to which the date is April 30, 1997.

                         [M. S. FINKEL & CO. LETTERHEAD]



To the Board of Directors and stockholders of NATIONAL EQUITIES HOLDINGS, INC.
Las Vegas, Nevada

We have audited the balance sheet of NATIONAL EQUITIES HOLDINGS, INC. (a development stage company) as of November 30, 1995, December 31, 1994 and 1993 and the related statements of income, retained earnings, and cash flows for the period and years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NATIONAL EQUITIES HOLDING, INC. (a development stage company) as of November 30, 1995, December 31, 1994 and 1993, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ M. S. FINKEL & CO.
----------------------------
December 27, 1995
Pittsburgh, Pennsylvania

NATIONAL EQUITIES HOLDINGS, INC.

BALANCE SHEETS

ASSETS

                                                      September 30      December 31
                                                         1996              1995
Current Assets:
         Cash                                        $   24,054       $       46
         Inventory                                            0            5,769

         Total Current Assets                            24,054            5,815

Proved Oil and Gas Properties
          Net (Note 3)                                  915,372                0
Unproved Oil and Gas
Properties (Note 16)                                  2,876,300                0
Wells and Related Equipment                             323,891                0

         Oil and Gas Properties                       4,115,563                0

Equipment                                                18,898           18,898

Other Assets:
         Development Costs(14)                                0           60,746
         Copyright(2)(14)                                     0          360,753
         Patent (2)(14)                                       0          298,358

         Total Other Assets                                   0          719,857

Total Assets                                         $4,158,515       $  744,570





The accompanying notes are an integral part of these financial statements

NATIONAL EQUITIES HOLDINGS, INC.


BALANCE SHEETS

LIABILITIES

                                                   September 30     December 31
                                                       1996             1995
Liabilities:
         Note Payable                                         0     $    38,526
         Loans Payable                                        0          34,892

         Convertible Debentures(6)                    2,770,000               0

         Accrued Interest                               106,300               0

         Total Liabilities                            2,876,300          73,418
Preferred Stock
         1,000,000 shares authorized at
         $.001 par value; none issued
         and outstanding                                      0               0

Common Stock
         49,000,000 shares authorized at
         $.001 par value; 14,873,630 issued
         and outstanding at September 30,
         1996; 1,271,585 issued
         and outstanding at December 31,
         1995 (10                                        14,873           1,271

Paid In Capital                                       3,365,617       1,980,956

Accumulated (Deficit)                                (2,098,255)     (1,311,075)

         Total Stockholders Equity(10)                1,282,235         671,152

         Total Liabilities and
         Stockholders Equity                        $ 4,158,515     $   744,570

The accompanying notes are an integral part of these financial statements

NATIONAL EQUITIES HOLDINGS, INC.

STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 1996
And the one month ended December 31, 1995

                                               September 30, 1996  December 31,1995
INCOME:
         Sales                                    $         0       $         0

Gross Profit                                                0                 0

OPERATING EXPENSES:
         Commissions and Fees                          14,956                 0
Compensation                                           27,000                 0
         Miscellaneous                                  4,845                35
         Office                                         3,702                 0
         Professional                                   9,859                 0
         Postage and Shipping                             503                 0
         Taxes and Licenses                             2,457                 0
         Other Expenses                                12,071                 0
         Telephone                                      1,979                 0
         Travel and Entertainment                        ,303                 0

         Total Operating Expenses                      77,675                35

Net Income (Loss) from operations                     (77,765)              (35)

OTHER REVENUES:
Refund of Prepaid Legal                                10,756                 0
OTHER EXPENSES:
Write Off of Assets(14)                              (725,626)                0

EXTRAORDINARY ITEM:
 Forgiveness of Debt (15)                               5,365                 0

NET INCOME (LOSS)                                 $  (787,180)      $       (35)

Weighted Average Number of Shares                   3,326,144
         Income (Loss) Per Share                  $   (0.2366)

The Accompanying notes are an integral part of these financial statements

NATIONAL EQUITIES HOLDINGS, INC.

STATEMENT OF STOCKHOLDERS EQUITY

January 1, 1994 to September 30, 1996

                                                                        Accu-       Stock-
                                  Common Stock            Paid In      mulated      holders
                              Shares           $          Capital     (Deficit)     Equity

Balance,
Jan 1, 1994                   5,677,815        5,678    1,963,049   (1,293,088)      675,639

Net (loss), year 1994               -0-          -0-          -0-      (31,005)      (31,005)

Balance,
 December 31, 1994            5,677,815        5,678    1,963,049   (1,324,093)      644,634
September 15, 1995
 Reverse Split 1:7              811,116          811    1,963,049   (1,324,093)      644,634
Stock Issued for cash
 and services                   460,469          460       13,040          -0-        13,500

Net Income, year 1995               -0-          -0-          -0-       13,018        13,018

Balance, Dec. 31, 1995        1,231,585        1,271    1,980,956   (1,311,075)      671,152

January 6, 1996
 Stock issued for services      180,000          180       26,820          -0-        27,000
August 9, 1996
 Stock issued for cash          300,000          300      131,700      132,000
August 9, 1996
 Stock issued for assets     13,122,045       13,122    1,226,141          -0-     1,239,263
Income (Loss) 1996                  -0-          -0-          -0-     (787,180)     (787,180)
Balance, Sept. 30, 1996      14,873,630       14,873    3,365,617   (2,098,255)    1,282,235





The accompanying notes are an integral part of these financial statements

NATIONAL EQUITIES HOLDINGS, INC.

STATEMENT OF CASH FLOWS

                                          For the Nine Months Ended     One Month Ended
                                          September 30,                 December 31,
                                               1996                          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income (Loss)                       (787,180)           $ (35) adjustments to
Reconcile net income to
Net cash provided by Operating Activities:
         Stock Issued for Services                 27,000                0
         Operating Activities                    ( 34,554)             (35)

CASH FLOWS FROM INVESTING ACTIVITIES
         Net Cash Provided by
         Investing Activities                          (0)               0

CASH FLOWS FROM FINANCING ACTIVITIES
         Increase (Decrease) in
               Note Payable                       (38,526)               0
         Increase (Decrease)
               in Loan Payable                    (34,912)               0
         Issuance of Common Stock
               Paid In Capital                    132,000                0
         Net Cash Provided by
         Financing Activities                      58,562               (0)

Net Increase (Decrease) in Cash                    24,008              (35)

Cash Balance, Beginning                                46               81

Cash Balance, Ending                               24,054               46





The accompanying notes are an integral part of these financial statements

NATIONAL EQUITIES HOLDINGS, INC.

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

For the Nine Months Ended September 30, 1996

Acquisition of Proved Oil and Gas
         Reserves for Common Stock                      $8,650,000
(Booked as adjusted $4,115,563)

Assumption of Erin Oil Exploration, Inc.
          Convertible Debentures                        $2,770,000

          Accrued Interest on Debentures                $  106,300

Write Off of Development Costs, Inventory,
          Patent and Copyright previously Capitalized   $  725,626

Issuance of Common Stock for Services                   $   27,000

Extra-ordinary Item--Debt Forgiveness                   $    5,365





The accompany notes are an integral part of these financial statements

NATIONAL EQUITIES HOLDINGS, INC.


NOTES TO FINANCIAL STATEMENT

September 30, 1996
and December 31, 1995

NOTE 1: Summary of Significant Accounting Policies

This summary of significant accounting policies of NATIONAL EQUITIES HOLDINGS, INC. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

a. Organization and Business Activities:

Asquith Venture Associates, Inc. was formed on November 24, 1987 with a name change to Amadeus Holdings, Inc. on October 27, 1988. Corporate stock was issued for the organization of several business ventures, all of which were unsuccessful. On January 20, 1993 there was a name change to National Equities Holdings, Inc. The business purpose is to market a subsurface irrigation system (Patent number 5,205,487), a family educational game (Copyright Txu 516862) (See Notes 2, 13, and 14), future real estate construction and development, and oil and gas production and development.

b. Depreciation, amortization and depletion:

Depreciation will be provided by the straight-line method at rates calculated to amortize cost over the estimated useful lives of respective assets. Upon sale or retirement of the respective assets, the related cost and accumulated depreciation will be eliminated from the accounts, and gains or losses will be reflected on the income statement. Repair and maintenance expenditures, not anticipated to extend original asset lives, will be charged to expenses as incurred. Amortization of patent and copyright costs will be provided by the straight line method when these products are brought to market. Depreciation and depletion (including provisions for future abandonment and restoration costs) of all capitalized costs of proved oil and gas producing properties, except mineral interests, will be expensed using the unit-of-production method by individual fields as the proved developed reserves are produced. Depletion expenses for capitalized costs of proved mineral interest are recognized using the unit-of-production method by individual fields as the related proved reserves are produced. Periodic valuation provisions for impairment of capitalized costs of unproved mineral interests will be expensed.

c. Fiscal Year:

The Company operates on a December 31 calendar year.

d. Cash and Cash Equivalents:

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less, to be cash equivalents.

e. Basis of Accounting:

The Company prepares its financial statements and federal income taxes on the accrual basis of accounting. The Company's oil and gas ventures will be accounted for using the Successful Efforts basis of accounting.

Revenue Recognition:

The Company will recognize revenue from oil produced at the point of sale that is, when the oil is run from the tanks. Gas is not stored on the lease; thus, revenue will be recognized at the point of production and sale because they are the same.

Oil & Gas Properties (Successful Efforts):

Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells will be capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties will be expensed.

Unproved oil and gas properties that are individually significant will be periodically assessed for impairment of value, and a loss will be recognized at the time of impairment by providing an impairment allowance. Other unproved properties will be amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dis-mantlement and abandonment costs and estimated salvage values, will be depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment will be depreciated over their estimated useful lives.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization will be eliminated from the property accounts, and the resultant gain or loss will be recognized. On the retirement or sale of a partial unit of proved property, the cost will be charged to accumulated depreciation, depletion and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale will be recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received will be treated as a reduction of the cost of the interest retained.

Oil and gas leases held for resale:

The Company will acquire certain oil and gas leases for the purpose of contributing the leases to affiliated oil and gas partnerships of for the purpose of selling the leases to industry partners for cash consideration. Such leases held for resale, or subsequently acquired, will be periodically reviewed to determine if they have been impaired. If impairment exists, a loss will be recognized by providing an impairment allowance. Abandonments of oil and gas leases held for resale will be charged to expense. With respect to leases transferred to affiliated oil and gas partnerships, the determination of recovery of total costs will be made on a partnership-by-partnership basis.

Capitalized interest:

The Company will capitalize interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use.

Management Fees:

In connection with the sponsorship of oil and gas partnerships, the Company will receive a management fee from partnership subscriptions, which will be credited to income as earned.


NOTE 2: Copyright & Patent Costs:

Copyright Txu 516862, issued for the family educational game, Patent Number 5,205,487 issued for the subsurface irrigation system have been test marketed by the Company. It has been determined that a market for each product exists, however lack of funding has kept the Company from aggressively marketing these products. Stock and notes were issued to purchase these products. (SEE NOTE 14)

NOTE 3: Asset Acquisition

On August 9, 1996, the Company acquired the Proved Oil and Gas Reserves of Erin Oil Exploration, Inc. The Company issued 21,510,418 shares of its common stock for proved oil and gas reserves having a discounted cash value of $12,464,584.00. As a part of this transaction, the Company assumed the liability for Convertible debentures issued by Erin in the amount of $2,770,000. Subsequently, the value of the transaction was lowered to the carrying value of the existing wells plus the purchase cost of the reserves for the twenty well program less the Erin Debentures outstanding. The Common Stock issued was reduced to 13,122,045. The transaction was a nonmonetary exchange, i.e., the Company exchanged its common stock for the discounted cash flow value of ERIN's oil and gas reserves and assumed liability for ERIN's convertible Debentures.

The agreement requires the Company to assume the operation of the drilling programs and well operations effective October 1, 1996. The assets, however, were acquired August 9, 1996.(SEE NOTE 16)

NOTE 4: Risks and Uncertainties:

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Concentrations: The Company has acquired Proved Reserves in the oil and gas industry. This will place the majority of the Company's assets in this industry.

NOTE 5: Change in Control:

The acquisition of the Proved reserves from Erin Oil Exploration, Inc. resulted in a change of control of the Company. The previous officers and directors resigned and new directors were elected to fill the unexpired terms and serve until the annual stockholder's meeting at which time new directors will be elected. The Directors elected to serve the unexpired terms are as follows:

Acting Directors:

         Bill M. Knollenberg
         Bill S. McGowen (1)

(1) Mr. McGowen ceased being a director in May 1997 when all his affiliations with the Company ceased.

Officers:
Bill M. Knollenberg is the Chairman of the Board, President and Secretary

NOTE 6 -- Convertible Debentures:

As a part of the acquisition of the proved oil and gas reserves from Erin Oil Exploration, Inc., the Company assumed liability for the Convertible Debentures previously issued by Erin. The debentures were issued at various times during the current year at an interest rate of 8% with interest accruing and due and payable on January 5, 1997 and with interest and principal due on January 5, 1998. At the first anniversary date of the debenture and at the option of the Company, the debentures are convertible into common stock of the Company. The conversion ratio varies from 2.0 to 0.75 per share of common stock, depending upon the amount of the debenture. A principal amount of $5,000,000 has been authorized by the ERIN Board of Directors, of which, $2,770,000 have been sold and are outstanding on the balance sheet date. If converted on the call date, the outstanding debentures will represent 1,800,000 shares of the Company's Common Stock. NEHI assumed the existing outstanding debentures as a part of the acquisition transaction and will continue the program until the entire $5,000,000 is outstanding.

NOTE 7 -- Stock Options:

On August 9, 1996, an option was granted to Diversified Service Brokers, Inc., an unrelated party, to purchase 200,000 shares of the common stock of the Company, at $0.44 per share. This option expires on August 8, 1999 and was based on a previous purchase of stock for cash at $0.44 per share.

NOTE 8 --Income Taxes;

Income tax expense (benefit) is comprised of current tax expense, deferred tax expense and Benefits from net operating loss carryforward. The Company has available at September 30, 1996, unused net operating loss carryforwards that may provide future tax benefits. However, since doubt exists as to the actual future benefit to be realized, an allowance has been made and no deferred tax asset, relating to the net operating loss carryforward, has not been reported in these financial statements.

                                           9/30/96          12/31/95         12/3194
Non Current Asset (Liability):

Benefit of NOL Carryforward             $2,098,255        $1,311,075      $1,324,093

Valuation Allowance                    (2,098,255)       (1,311,075)     (1,324,093)

NOTE 9 -- Mergers and Acquisitions:

During the nine months ended September 30, 1996, the company made a significant acquisition of assets as summarized below:


On August 9, 1996, the Company acquired oil and gas reserves in Texas from Erin Oil Exploration, Inc, a previously unrelated party, in exchange for a net 13,122,045 shares of common stock. The transaction was valued at the seller's basis and effectively passed control of the Company to a new shareholder. Erin simultaneously transferred its holdings in NEHI to a trust for the Knollenberg family. (SEE NOTE 16)

NOTE 10 -- Stockholder's Equity:

The total number of shares of all classes of authorized capital stock is 50,000,000 shares of which 1,000,000 shall be Preferred Stock, $.001 par value per share and 49,000,000 shares of Common Stock, $.001 par value per share. As of September 30, 1996, there is no Preferred Stock issued and outstanding and 14,873,620 shares of Common Stock are issued and are outstanding.

NOTE 12 -- Industry Segment Information:

During the nine months ended September 30, 1996, the Company explored current opportunities in the sub-surface irrigation industry and in the educational game industry. No action was taken by the Company to further develop the Company 's position in these industries. (SEE NOTE 14)

The oil and gas drilling and production segment was acquired in August of 1996 with production scheduled to be assumed October 1, 1996. The major business is the production and sales of oil and gas from existing wells and drilling of oil and gas wells. This will be done for the Company's own account, for outside companies, or for oil and gas partnerships. No drilling operations business was conducted by the Company during the first nine months of the current year. As of September 30, 1996, the Company had not commenced any operations which resulted in income or expenses to the Company. Acquisition of the proven reserves have been disclosed as a separate line item on the balance sheet. There was also no income or expenses attributed to the previously existing industry segments during the nine months ended September 30, 1996.

NOTE 13: Asset Impairment

Statement of Financial Accounting Standards no. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, applies to (1) long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and (2) long-lived assets and certain identifiable intangibles to be disposed of. Management is responsible for considering whether an asset is impaired. SFAS 121 requires impairment testing of assets to be held and used only when events or circumstances indicate carrying amounts may not be recoverable.

Previous Company management had taken the position that no impairment exists to the patent/license and copyright as of the balance sheet date. (SEE NOTE 14)

Proved Reserves are reviewed annually by independent petroleum engineers who issue a report which estimates discounted future cash flows. As disclosed in footnote 1, management will review these future reports for indicated impairment and take appropriate steps if impairment exists.

NOTE 14: Write off of Assets:

Statement of Financial Standards No. 2, Accounting for Research and Development Costs Indicates costs which are included in research and development and costs of activities which are typically excluded from research and development. The Development Costs which were previously capitalized are more properly treated as expense items as incurred. Therefore, they have been written off against income in the current period. The inventory items are judged to be obsolete with no discernable future value and have been written off against income in the current period. Subsequent to the date of the audit report, information was discovered which required that the patent and copyright be written off against income. The patent was discovered to be a license issued by the actual patent holder. Previous management had issued stock to reimburse the patent holder for the cost of obtaining the patent and received a license to distribute the product. This cost was capitalized and classified as a patent. The Company received correspondence revoking the license and has elected to charge the capitalized cost of the patent to income in this period.

The copyright for a family educational game has been evaluated and determined to be out of date. SFAS 86 requires computer software be evaluated for evidence of having achieved technological feasibility. While technological feasibility may have been reached in an earlier period, current research indicates that additional costs of updating the software and bringing the product to market are greater than the potential cash flows which may be generated. Therefore management has elected to write this asset off in the current period.

NOTE 15: Debt Forgiveness Income:

During 1996, the former President of the Company made several cash advances to and on behalf of the Company. These advances were acknowledged as a debt of the Company and were forgiven by the former President as a part of the transaction, which occurred on August 9, 1996.

NOTE 16: Information Subsequent to Date of Audit Report:

Subsequent to the issuance of the Audit Report, dated October 23, 1996, on the September 30, 1996 financial statements, information was discovered which has required that the assets described as Proved Reserves be revalued. The original transaction was accounted for as a purchase transaction. The transaction was using a trust so that there would not be issues related to (1)control of the assets before and after the transaction, and (2)related party issues. Subsequently, a legal opinion has been received which indicates that the trust for the Knollenberg family is, in fact, a Texas general partnership. As such, control resided in the hands of the same party, before and after, and the transaction should have been recorded at the transferor's historical cost.
This requires that the audit report be re-issued. The reserves were recorded at $6,854,486 which was ERIN's future discounted net cash flows less future costs to develop these cash flows. Due to the control issue, the reserves should have been recorded at historical cost of $1,239,263. The transaction is an exchange of nonmonetary assets by each party, i.e., common stock was exchanged for oil & gas reserves and the assumption of debt. APB 29 governs the accounting for nonmonetary transactions. The general rule established by APB 29 is that the accounting for nonmonetary transactions should be based on the fair values of the assets involved. The fair value to be used is that of the asset surrendered unless the fair value of the asset received is more clearly evident. Fair value is defined in APB 29 as: the estimated realizable values in cash transactions of the same or similar assets, quoted market prices, independent appraisals, estimated fair values of assets or services received in exchange, and other available evidence.

The original transaction used a negotiated per share value of $0.44 as a stock value. Trading information prior to the date of the transaction is not reliable, because few trades were being made. Therefore, a ready market price for the stock is not determinable. The transaction involved trading common stock for reserves plus the assumption of debt. Therefore the transaction has been valued at historical cost of $1,239,263 plus the debt assumed of $2,876,300, or $4,115,263 which equals $0.31 per share.

Note 17: Development Stage Corporation

The Company was formerly a development stage corporation. The acquisition of the oil and gas reserves from Erin Oil Exploration, Inc., effective October 1, 1996 marks the beginning of an operating cycle for the Company. In this and future periods, the Company will be reporting as an operating company.

NEHI PETROLEUM CORPORATION

(For properties formerly owned by Erin Oil Exploration, Inc.)

Supplemental Information (Unaudited)

Nine Months Ended September 30, 1996

Capitalized Costs Relating to Oil and Gas Producing
Activities at September 30, 1996
----------------------------------------------------
Unproved oil and gas properties                               $ 2,876,300
Proved oil and gas properties                                   1,014,868
Support equipment and facilities                                  323,891

                                                              $ 4,215,059
Less accumulated depreciation, depletion, amortization
         And impairment                                            99,496
               Net Capitalized Costs                          $ 4,115,563

Costs Incurred in Oil and Gas Producing Activities
For the Nine Months Ended September 30, 1996
----------------------------------------------------
Property acquisition costs:
         Proved                                               $   361,910
         Unproved                                               2,876,300
Development Costs                                                 877,353
Exploration Costs                                                       0

Results of Operations for Oil & Gas Producing Activities
For the Nine Months Ended September 30, 1996
----------------------------------------------------
Oil and gas sales                                             $   175,843
Gain on sale of oil and gas properties                                  0
Gain on sale of oil and gas leases                                      0
Production costs                                                 (114,780)
Exploration Expenses                                             (102,193)
Depreciation, depletion, and amortization                         (99,469)
Results of operations for oil and gas producing activities
         (excluding corporate overhead and financing costs)   $  (140,599)

Reserve Information

The following estimates of proved and proved developed reserves quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expense (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

The following information has been extracted from a reserve report dated April 7, 1997 for proved reserves and future net cash flows associated with those reserves as of January 1, 1997.

                                                       Oil              Gas
                                                      (Bbls)           (Mcf)
Proved developed and undeveloped reserves
         Beginning of year                                   0                0
         Purchases of minerals in place              1,032,395        3,616,345

         End of Year                                 1,032,395        3,616,345

Proved developed reserves
         Beginning of year                                   0                0
         End of year                                   187,782          591,449

Standardized Measure of Undiscounted Future
         Net Cash Flows at January 31, 1997
         Future Cash Inflows                                        $15,221,888

Standardized Measures of Discounted Future
         Net Cash Flows relating to Proved Oil
         And Gas Reserves at January 31, 1997
         (Discounted at 10%)                        $8,088,686

                               INDEX TO EXHIBITS


Exhibit       Description
-------       -----------
 3.1 *        Amended and Restated Certificate of Incorporation

 3.2 *        Bylaws

 4.1 *        Specimen Stock Certificate

10.1 *        National Equities Holdings, Inc. Incentive Stock Option Plan

10.2 *        Letter Agreement dated July 30, 1996 between National Equities
              Holdings, Inc. and Erin Oil Exploration, Inc.

10.3 *        Option Agreement with Diversified Service Brokers, Inc. dated
              August 9, 1996.

10.4**        Employment Agreement between National Equities Holdings, Inc. and
              Bill S. McGowen dated September 23, 1996.



27.1**        Financial Data Schedule