Form 10KSB
period 1996-12-31
NATIONAL EQUITIES HOLDINGS INC /DE/
filed 1997-12-22
CIK 829324

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           _________________________

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1996

                                     or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -       EXCHANGE ACT OF 1934

                      Commission file number 033-19992-LA

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No  X
                                             ----    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. (   )

         The Registrant's revenues for the year ended December 31, 1996 were $66,161

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 12, 1997 was $6,405,934. For purposes of the determination of the above-stated amount only, all directors, executive officers and 5% or more shareholders of the Registrant are presumed to be affiliates.

         As of November 10, 1997 there were 16,116,204 shares of the Company's common stock outstanding.

                        NATIONAL EQUITIES HOLDINGS, INC.

PART I

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

Item 4.   Submission of Matters to a Vote of Security Holders  . . . . . . . . . .   13

Part II

Item 5.   Market for Registrant's Common Equity
                   and Related Stockholder Matters . . . . . . . . . . . . . . . .   13


Item 6.   Managements Discussion and Analysis
                   of Financial Condition and Results of Operations  . . . . . . .   14

Item 7.   Financial Statements and Supplementary Data  . . . . . . . . . . . . . .   15

Item 8.   Changes in and Disagreements With Accountants
                   on Accounting and Financial Disclosure  . . . . . . . . . . . .   16

PART III

Item 9.   Directors and Executive Officers of the Registrant . . . . . . . . . . .   17

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . .   18

Item 11.  Security Ownership of Certain Beneficial Owners and Management.  . . . .   18

Item 12.  Certain Relationships and Related Transactions . . . . . . . . . . . . .   19

PART IV

Item 13.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . .   20

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

         In August 1996, the Company acquired the proved oil and gas assets of Erin Oil Exploration, Inc. ("Erin"), a Texas corporation, located in west Texas and West Virginia. With this acquisition, the business focus of the Company changed to the oil and gas industry and an oil and gas industry management team was installed. The Company issued 21,510,418 shares of its common stock for proved oil and gas reserves having a discounted cash value of $12,464,584.00. As a part of this transaction, the Company assumed the liability for Convertible debentures issued by Erin in the amount of $2,770,000. Subsequently, the value of the transaction was lowered to the carrying value of the existing wells plus the purchase cost of the reserves for the twenty well program less the Erin Debentures outstanding. The Common Stock issued was reduced to 13,122,045 shares. The transaction was a nonmonetary exchange, i.e., the Company exchanged its common stock for the discounted cash flow value
of ERIN 's   oil and gas reserves and assumed liability for ERIN 's
convertible Debentures. The agreement requires the Company to assume the operation of the drilling programs and well operations effective October 1,
1996.   The assets, however, were acquired August 9, 1996.

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

SUBSEQUENT EVENTS

         On November 1, 1997, NEHI entered into a Joint Venture Agreement with HORSE ENERGY LP ("HORSE"), a Texas registered limited partnership. This agreement gives NEHI a 25% limited partnership interest in HORSE. NEHI issued 7,871,023 shares of common stock in return for this limited partnership interest and agreed to raise $5,000,000 of investment capital for HORSE to use in its oil and gas ventures. NEHI and/or its affiliates will retain 20% of all funds raised to cover overhead and sales costs.

         On November 5, 1997, NEHI signed a joint venture agreement with ROTARY STEERABLE TOOLS (U.S.A.) L.P.("RST (USA) L.P.") This agreement concerns the development of a device generally described as "A down hole adjustable device for trajectory control in the drilling of deviated wells". The inventors have licensed this devised to a Limited Partnership which is called RST (USA) L.P. NEHI is funding certain expenses incurred in relation to the development of the device and in return will receive a 25% partnership interest in RST (USA) L.P. As a part of the initial funding, NEHI issued 6,551022 shares of Common Stock to RST (USA) L.P.

As a part the HORSE and RST (USA) L.P. transactions referred to above, George Sutherland, Jack Chance, Feroze Variava, and Steve McLoughlin were simultaneously appointed to the Board of Directors of NEHI. Additionally, George Sutherland has been appointed President & COO; Jack Chance--Chairman and CEO; Feroze Variava--Vice President Engineering; and Steve McLoughlin--Vice President Oilfield Services.

         In order to further enhance operations and to ensure the Company's survival, management has elected to cease the sale of the ERIN debentures which it assumed in the exchange transaction with ERIN. Management has converted $1,220,300 of the ERIN debentures into 1,242,574 shares of the Company's common stock as of November 20, 1997 and will attempt to convert the balance of the outstanding debentures on or before their maturity date (January 5, 1998).



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
                          ======           =====

* Effective Lifting Cost is calculated by dividing the Gross Lease Operating Expense (only in months where expenses and production occurred) by the Gross 8/8ths Production for that month.

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

                                      Gross
                                    Developed                  Gross         Net          Gross         Net
                                    Acres On       Well       Working      Revenue       Acreage      Drilled
                 Lease Name           Lease        Name       Interest     Interest      to Well      Acreage
                 ----------           -----        ----       --------     --------      -------      -------
         TEXAS
         -----

             Neversuch                156.00
                                                      #1B       0.450        0.305        20.00          7.70

                                                      #3B       0.450        0.305        20.00          7.70

                                                      #3C       0.300        0.200        20.00          4.40

             Pardue & Holly           640.00
                                                      #1C       0.925        0.638        20.00         13.80

                                                      #2C       0.925        0.638        20.00         13.80

                                                      #3C       0.925        0.638        20.00         13.80

                                                Pardue #6       1.000        0.690       290.00        200.10

                                                 Holly #1       1.000        0.690       290.00        200.10

             Scifres                   40.00   Scifres #1       1.000        0.760        40.00         30.40

             Young                    640.00     Young #7       1.000        0.760       640.00        486.40

             Carroll Hinds            144.78
                                                       #1       0.963        0.714        20.00         16.00

                                                       #2       0.963        0.714        20.00         16.00

                                      Gross
                                    Developed                  Gross          Net         Gross         Net
                                    Acres On       Well       Working       Revenue      Acreage      Drilled
                 Lease Name           Lease        Name       Interest      Interest     to Well      Acreage
                 ----------           -----        ----       --------      --------     -------      -------
         WEST VIRGINIA
             Ball                         5.00        #2A       1.000        0.800         5.00          4.00

             Campbell                     5.00         #1       1.000        0.800         5.00          4.00

             Cokeley                      5.00         #1       1.000        0.800         5.00          4.00

             Freshwater                   5.00         #1       1.000        0.800         5.00          4.00

             Jemison                      5.00         #1       1.000        0.800         5.00          4.00

             Richards                    40.00         #2       1.000        0.800        40.00         32.00
                                      --------                 ------       ------     --------      --------

                  TOTALS              1,685.78                 16.218       12.360     1,485.00      1,062.20
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

                                              Net                                Net
                                 Net       Productive         Net Dry         Productive        Net Dry
        Lease        Well      Revenue    Development       Development      Exploratory      Exploratory
        Name         Name      Interest      Wells             Wells            Wells            Wells
        ----         ----      --------   -----------       -----------      -----------      -----------
 TEXAS

      Neversuch
                      #1B        0.305       0.305               -                -                -

                      #2B        0.305         -               0.305              -                -

                      #3B        0.305       0.305               -                -                -

                      #2C        0.200         -               0.200              -                -

                      #3C        0.200       0.200               -                -                -

      Pardue-
      Holly
                      #1C        0.638       0.638               -                -                -

                      #2C        0.638       0.638               -                -                -

                      #3C        0.638       0.638               -                -                -

      Carroll
      Hinds
                       #1        0.714         -                 -              0.714              -

                       #2        0.714         -                 -              0.714              -
      Rufus
      Allen
                       #1        0.800         -                 -                -              0.800

                       #3        0.800         -                 -                -              0.800

                                              Net                                Net
                                 Net       Productive         Net Dry         Productive        Net Dry
        Lease        Well      Revenue    Development       Development      Exploratory      Exploratory
        Name         Name     Interest       Wells             Wells            Wells            Wells
        ----         ----     --------    -----------       -----------      -----------      -----------
 WEST VIRGINIA

      Richards         #2        0.800       0.800               -                 -               -
                                             -----             -----            -----            -----
        TOTALS                               2.720             0.505            1.430            1.600
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

                                                                         HIGH                LOW
                                                                        ------             -------
 FISCAL YEAR ENDED 1996
 ----------------------
 Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . .          2                 1-1/2
 Fourth  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2                 1-1/2

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

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         NEHI operations during the first seven months of 1996 were a continuation of the development of its patented subsurface irrigation system. Two years were spent experimenting with various applications for the subsurface irrigation system and refining the methods of installation. The new management discovered that the subsurface irrigation system was not actually patented and as a result the cost associated with this device was written off in 1996.

         The Company has a copyright on a family educational game which is wholly owned by the Company, however, in order to market the software product, the data and information for the game will have to be updated and animation will have to be developed to make the game competitive with other software products in the market place. The management of the Company has decided to write this asset off.

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

TWELVE MONTHS ENDING DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         The Company reported a net loss during the twelve months ended December 31, 1996 of $1,123,746, as compared to net income of $13,000 at December 31, 1995. The decrease in net income is primarily due to the write-off of the copyright and the charge of the capitalized cost of the patent to this period.

         Gross revenues increased to $50,040 from the acquired oil & gas production. Gross Profit on the oil & gas operations was $18,467 after lease operating expenses. General & Administrative Expenses, interest expenses and write off of assets all contributed to a net loss of $1,123,746.

LIQUIDITY AND CAPITAL RESOURCES

         NEHI reported an operating loss of $1,123,746 for the twelve months of 1996 ending with the audit of December 31, 1996. Operating profits were realized from oil & gas operations, which commenced in 4th quarter of 1996, however, it was offset by General & Administrative cost.

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

FORWARD-LOOKING STATEMENTS

         This Form 10-KSB includes forward-looking statements. Such statements are based upon management's current expectations and assumptions. Important factors that could cause actual results to differ materially from those in forward-looking statements included herein include, among others, commodity pricing for oil and gas, exploration and operating risks, development and completion risks, market acceptance for the Company's products, and availability of financing.



ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by this Item 7 are incorporated under Item 13 in Part IV of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         M. S. Finkel & Co. ("Finkel"), Certified Public Accountants, of Pittsburgh, Pennsylvannia, audited the financial statements of the Company for the period ended November 30, 1995 and the years ended December 31, 1994 and 1993. Finkel was dismissed as of December 31, 1995.

         Alvin L. Dahl & Associates, P.C. ("DAHL"), Certified Public Accountants, of Dallas,Texas was engaged as the Company's accountant on September 1, 1996.

         There were no disagreements between the Company and Finkel, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their report.

         The report of Finkel for the past two fiscal years did not contain any adverse opinion or disclaimer of opinion, excepting a "going concern" qualification, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

         The decision to change principal accountants was not submitted for approval to the Board of Directors. The change was made by the Company's President, Bill M. Knolleberg, because DAHL's offices were located nearer to the executive offices of the Company.

         Also, during the Company's two most recent fiscal years, and since then, Finkel has not advised the Company that any of the following exist or are applicable:

         (1) That the internal controls necessary for the Company to develop reliable financial statements do not exist, that information has come to their attention that has lead them to no longer be able to rely on management's representations, or that has made them unwilling to be associated with the financial statements prepared by management;

         (2) That the Company needs to expand significantly the scope of its audit, or that information has come to their attention that if further investigated may materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements or any other financial presentation, or cause him to be unwilling to rely on management's representations or be associated with the Company's financial statements for the foregoing reasons or any other reason; or

         (3) That they have advised the Company that information has come to their attention that they have concluded materially impacts the fairness or reliability of either a previously issued audit report or the underlying financial statements for the foregoing reasons or any other reason.

         Further, during the Company's two most recent fiscal years and since then, the Company has not consulted Finkel regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements or any other financial presentation whatsoever.

         The Company has provided Finkel with a copy of the disclosure provided under this caption, and has advised them to provide the Company with a letter addressed to the Securities and Exchange Commission as to whether they agree or disagree with the disclosures made herein.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

BUSINESS EXPERIENCE OF OFFICERS AND DIRECTORS

         Bill M. Knollenberg. Mr. Knollenberg received a honorable discharge from the U.S. Navy in 1946 and immediately was employed by Sun Oil Company. He worked for Sun Oil for three years as a roughneck on a drilling rig, then a roust- about, and then a pumper. Mr. Knollenberg decided to go into sales and for four years worked in traveling sales. In 1953, he went into new car sales and worked his way into management. After moving to Houston, Texas in 1965, he began floor planning used car dealers. In 1974 he sold the business at a profit and started a heavy equipment rental company which is built into a multi-million dollar business and then sold in 1980. In 1982, after deciding retirement was not what he wanted, Mr. Knollenberg began selling oil and gas ventures. In 1995, Gulf Minerals Exploration, a general partnership of which Mr. Knollenberg, Doris C. Knollenberg and A. Bradley Knollenberg are partners, acquired controlling interest in Erin Oil Exploration, Inc., with Mr. Knollenberg assuming the position of Chairman of the Board of

Directors. In August of 1996, Gulf Minerals Exploration became the largest shareholder of NEHI and Mr. Knollenberg assumed the position of Chairman of the Board of Directors of NEHI.

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

ITEM 10.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

 Name and Principal Position                       Year      Salary      Bonus
 ---------------------------                       ----      ------      -----
 Bill M. Knollenberg (CEO)                         1996        -0-        -0-

                                                   1995        -0-        -0-

                                                   1994        -0-        -0-




ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


                                                Amount and Nature of      Percent
 Name and Address of Beneficial Owner           Beneficial Ownership      of Class
 ------------------------------------           --------------------      --------
 Gulf Minerals Exploration                      13,122,045 shares(1)      86.45%
 21818 North Freeway
 Spring, Texas  77373

 Bill M. Knollenberg                            13,422,045 shares(1)(2)   86.45%

 Doris C. Knollenberg                           13,122,045 shares(1)      86.45%
 21818 North Freeway
 Spring, Texas  77373

 A. Bradley Knollenberg                         13,122,045 shares(1)      86.45%
 21818 North Freeway
 Spring, Texas  77373

 Directors and Executive Officers as a Group    13,122,045 shares(1)      86.45%

---------------
(1) Gulf Minerals Exploration is a general partnership, of which Bill M. Knollenberg is a 20% partner, Doris C. Knollenberg is a 20% partner, and A. Bradley Knollenberg is a 60% partner.

(2) Erin Oil Exploration, Inc. ("ERIN") owns 300,000 shares of common stock of the Company. Bill M. Knollenberg owns 100% of the stock of ERIN.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On August 9, 1996, the Company acquired the proved oil and gas reserves of Erin Oil Exploration, Inc. ("ERIN"). The Company issued 21,510,418 shares of its common stock for proved oil and gas reserves having a discounted cash value of $12,464,584.00. As a part of this transaction, the Company assumed the liability for Convertible debentures issued by Erin in the amount of $2,770,000. Subsequently, the value of the transaction was lowered to the carrying value of the existing wells plus the purchase cost of the reserves for the twenty well program less the Erin Debentures outstanding. The Common Stock issued was reduced to 13,122,045 shares. The transaction was a nonmonetary exchange, i.e., the Company exchanged its common stock for the
discounted cash flow value of ERIN 's   oil and gas reserves and assumed
liability for ERIN 's    convertible Debentures.  The agreement requires the
Company to assume the operation of the drilling programs and well operations effective October 1, 1996. The assets, however, were acquired August 9, 1996.

         The ERIN transaction utilized a trust so that there would not be issues related to (1) control of the assets before and after the transaction, and (2) related party issues. Subsequently, a legal opinion has been received which indicates that the trust for the Knollenberg family is, in fact, a Texas general partnership of which Bill Knollenberg and his family members are partners. The transaction is an exchange of nonmonetary assets by each party, i.e., common stock was exchanged for oil & gas reserves and the assumption of debt.

         Ms. P.A. Hartley, former Chairman of the Board of Directors, received 180,000 shares of common stock for services rendered on behalf of the company for the eight month period from January 1, 1996 through August 9, 1996, under the agreement authorized by the Board of Directors at a meeting of the Board of Directors, January 6, 1996.

                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.



(A) 1.    FINANCIAL STATEMENTS:

                                                                                PAGE
                                                                                ----
    Reports of Independent Certified Public Accountants . . . . . . . . . . .   F-2

    Balance Sheets at December 31, 1996, December 31, 1995  . . . . . . . . .   F-4

    Statements of Income for the twelve months ended December 31, 1996
          and the year ended December 31, 1995  . . . . . . . . . . . . . . .   F-6

    Statements of Stockholders' Equity for the period January 1, 1994 -
         December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . .   F-7

    Statements of Cash Flows for the twelve ended December 31, 1996 and
         the year ended December 31, 1995 . . . . . . . . . . . . . . . . . .   F-8

    Supplemental Schedule of Non-Cash Investing and Financing
         Activities For the Nine Months Ended December 31, 1996 . . . . . . .   F-9

    Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . .   F-10


     3.   SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION:

                                                                                PAGE
                                                                                ----
     Supplemental Information for Oil & Gas Properties
          Formerly owned by Erin Oil Exploration, Inc.
          For the Twelve months ended December 31, 1996 (unaudited) . . . . .   F-20

     2.   EXHIBITS:

          16.1     Letter on change in certifying accountant
          27.1     Financial Data Schedule

(B)  REPORTS ON FORM 8-K:              None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                          NATIONAL EQUITIES HOLDINGS, INC.


                                        By: /s/ Bill M. Knollenberg
                                            -----------------------------------
                                                Bill M. Knollenberg, President
                                                (Principal Executive Officer)

                                        Date:   December 15, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                         Title                               Date
       ---------                         -----                               ----
/s/ Bill M. Knollenberg    Chairman of the Board, President, Chief     December 15, 1997
-----------------------    Accounting Officer and Secretary
Bill M. Knollenberg

NATIONAL EQUITIES HOLDINGS, INC.

FINANCIAL STATEMENTS

For the Year Ended December 31, 1996
And One Month ended December 31, 1995


Auditors' Reports........................................................   F-2

Financial Statements:

         Balance Sheet - Assets..........................................   F-4

         Balance Sheet - Liabilities and Stockholders' Equity............   F-5

         Statement of Income.............................................   F-6

         Statement of Stockholders' Equity...............................   F-7

         Statement of Cash Flows.........................................   F-8

         Supplemental Schedule of Non-Cash Investing and
                  Financing Activity.....................................   F-9

         Notes to the Financial Statements...............................  F-10

         Supplemental Financial Statement Information....................  F-20


Independent Auditor's Report
The Board of Directors and Stockholders
National Equities Holdings, Inc.

We have audited the accompanying balance sheet of National Equities Holdings, Inc. as of December 31, 1996 and December 31, 1995, and the related statements of operations, stockholders' equity, and cash flows for the year and the one month then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of National Equities Holdings, Inc. for the eleven months ended November 30, 1995 and the year ended December 31, 1994 were audited by other auditors whose report dated December 27, 1995 expressed an unqualified opinion on those statements.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of National Equities Holdings as of December 31, 1996 and December 31, 1995, and the results of their operations and their cash flows for the year and one month then ended, in conformity with generally accepted accounting principles.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the financial statements, the Company has convertible debentures due in the near term and does not have sufficient cash reserves to redeem them on the due date which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are discussed in note 21. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ALVIN L. DAHL & Associates, PC
Dallas, Texas
November 20, 1997

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

/s/ M. S. FINKEL & CO.
----------------------------
December 27, 1995
Pittsburgh, Pennsylvania

NATIONAL EQUITIES HOLDINGS, INC.

BALANCE SHEETS

ASSETS

                                                    December 31       December 31
                                                       1996               1995

Current Assets:
         Cash                                        $    3,480       $       46
         Accounts Receivable                             37,554                0
         Due from Erin (Note 18)                        342,506                0
         Inventory                                            0            5,769

         Total Current Assets                           383,560            5,815

Proved Oil and Gas Properties
          Net (Note 3)                                1,050,964                0
Unproved Oil and Gas
Properties (Note 16)                                  2,876,300                0
Wells and Related Equipment                             390,385                0

         Oil and Gas Properties                       4,317,649                0

Equipment (Note 14)                                           0           18,898

Other Assets:
         Development Costs(14)                                0           60,746
         Copyright(2)(14)                                     0          360,753
         Patent(2)(14)                                        0          298,358

         Total Other Assets                                   0          719,857

Total Assets                                         $4,701,209       $  744,570


NATIONAL EQUITIES HOLDINGS, INC.

LIABILITIES and CAPITAL


                                                      December 31     December 31
                                                         1996            1995
Current Liabilities:
         Accounts Payable (Note 19)                     151,727               0
         Accrued Interest (Note 19)                     135,213               0

                  Total Current Liabilities             286,940               0

Notes Payable                                                 0     $    38,526

Loans Payable                                                 0          34,892
         Convertible Debentures(6)                    3,468,800               0

                  Total Liabilities                   3,755,740          73,418

Preferred Stock
         1,000,000 shares authorized at
         $.001 par value; none issued
         and outstanding                                      0               0

Common Stock
         49,000,000 shares authorized at
         $.001 par value; 14,873,630 issued
         and outstanding at December 31,
         1996; 1,271,585 issued and
         outstanding at December 31, 1995(10)            14,873           1,271

Paid In Capital                                       3,365,617       1,980,956

Accumulated (Deficit)                                (2,434,821)     (1,311,075)
         Total Stockholders' Equity(10)                 945,469         671,152
         Total Liabilities and
         Stockholders' Equity                       $ 4,701,209     $   744,570

NATIONAL EQUITIES HOLDINGS, INC.

STATEMENTS OF OPERATIONS

For the Year Ended December 31, 1996 And the one month ended December 31, 1995

                                    December 31, 1996     December 31, 1995
INCOME:
         Sales                         $    50,040            $      0
         Less:  Lease Operating
                Expenses                   (31,573)                  0


Gross Profit                                18,467                   0

General & Administrative
         Expenses                         (384,897)                 35

Net Income (Loss) from operations         (366,430)                (35)

OTHER REVENUES:

Refund of Prepaid Legal                     10,756                   0

OTHER EXPENSES:

Interest Expense                           (28,913)                  0
Write Off of Assets(14)                   (744,524)                  0

 EXTRAORDINARY ITEM:

 Forgiveness of Debt(15)                     5,365                   0

NET INCOME (LOSS)                      $(1,123,746)            $   (35)

Weighted Average
Number of Shares                         3,326,144

Income (Loss) Per Share                $    (0.338)


NATIONAL EQUITIES HOLDINGS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

January 1, 1994 - December 31, 1996

                                                                                  Accu-          Stock-
                                        Common Stock            Paid In          mulated         holders'
                                 Shares               $         Capital         (Deficit)         Equity
Balance, Jan 1, 1994              5,677,815          5,678      1,963,049      (1,293,088)        675,639

Net (loss), year 1994                   -0-            -0-            -0-         (31,005)        (31,005)

Balance, December 31, 1994        5,677,815          5,678      1,963,049      (1,324,093)        644,634

September 15, 1995
   Reverse Split 1:7                811,116            811      1,963,049      (1,324,093)        644,634
Stock Issued for cash
   and services                     460,469            460         13,040             -0-          13,500
Net Income, year 1995                   -0-            -0-            -0-          13,018          13,018

Balance, Dec. 31, 1995            1,231,585          1,271      1,980,956      (1,311,075)        671,152

January 6, 1996
   Stock issued for services        180,000            180         26,820             -0-          27,000
August 9, 1996
   Stock issued for cash            300,000            300        131,700             -0-         132,000
August 9, 1996
   Stock issued for assets       13,122,045         13,122      1,226,141             -0-       1,239,263
Income (Loss) 1996                                     -0-            -0-      (1,123,746)     (1,123,746)

Balance, Dec. 31, 1996           14,873,630         14,873      3,365,617      (2,434,821)        945,469

NATIONAL EQUITIES HOLDINGS, INC.

STATEMENT OF CASH FLOWS

                                          For the Year Ended   One Month Ended
                                             December 31,       December 31,
                                                 1996               1995
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income (Loss)                     (1,123,746)     $      (35)
Adjustments to Reconcile net income to
Net cash provided by Operating Activities:
         Depreciation, Depletion
            & Amortization                         31,230
         (Increase) in Receivables               (380,060)              0
         Increase in Payables                     151,727               0
         Increase in Accrued Interest              28,913               0
         Asset Writeoff                           744,524               0
Net Cash Provided (used) by
         Operating Activities                    (547,412)            (35)

CASH FLOWS FROM INVESTING ACTIVITIES
         (Increase) in Capital
         Expenditures                            (206,516)
Net Cash Provided by (used) by
         Investing Activities                    (206,516)              0

CASH FLOWS FROM FINANCING ACTIVITIES
         Increase (Decrease) in
         Note Payable                             (38,526)              0
         Increase (Decrease)
                  in Loan Payable                 (34,912)              0
         Increase in Conv. Debentures             698,800               0
         Issuance of Common Stock
                  Paid In Capital                 132,000               0
Net Cash Provided by
         Financing Activities                     757,362              (0)

Net Increase (Decrease) in Cash                     3,434             (35)

Cash Balance, Beginning                                46              81

Cash Balance, Ending                                3,480              46

NATIONAL EQUITIES HOLDINGS, INC.

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

For the Year Ended December 31, 1996

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

NATIONAL EQUITIES HOLDINGS, INC.


NOTES TO FINANCIAL STATEMENT

December 31, 1996
And December 31, 1995

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

a.  Organization and Business Activities:

Asquith Venture Associates, Inc. was formed on November 24, 1987 with a name change to Amadeus Holdings, Inc. on October 27, 1988. Corporate stock was issued for the organization of several business ventures, all of which were unsuccessful. On January 20, 1993, there was a name change to National Equities Holdings, Inc. The business purpose was to market a subsurface irrigation system (Patent number 5,205,487), a family educational game (Copyright Txu 516862) (See Notes 2, 13, and 14), future real estate construction and development, and oil and gas production and development.

b. Depreciation, amortization and depletion:

Depreciation will be provided by the straight-line method at rates calculated to amortize cost over the estimated useful lives of respective assets. Upon sale or retirement of the respective assets, the related cost and accumulated depreciation will be eliminated from the accounts, and gains or losses will be reflected on the income statement. Repair and maintenance expenditures, not anticipated to extend original asset lives, will be charged to expenses as incurred. Amortization will be provided by the straight line method when products are brought to market. Depreciation and depletion (including provisions for future abandonment and restoration costs) of all capitalized costs of proved oil and gas producing properties, except mineral interests, will be expensed using the unit-of-production method by individual fields as the proved developed reserves are produced. Depletion expenses for capitalized costs of proved mineral interest are recognized using the unit-of-production method by individual fields as the related proved reserves are produced. Periodic valuation provisions for impairment of capitalized costs of unproved mineral interests will be expensed.

c.  Fiscal Year:

The Company operates on a December 31 calendar year.

d.  Cash and Cash Equivalents:

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less, to be cash equivalents.

e.  Basis of Accounting:

The Company prepares its financial statements and federal income taxes on the accrual basis of accounting. The Company's oil and gas ventures will be accounted for using the successful Efforts basis of accounting. The Company and associated entities share office space and use common equipment. It is management's view, that subsequent to September 30, 1996, NEHI benefits from use of the facilities and is absorbing the majority of these costs. Said costs are reflected in these financial statements.

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


NOTE 2:  Copyright & Patent Costs:

Copyright Txu 516862, issued for the family educational game and Patent Number 5,205,487 issued for the subsurface irrigation system was test marketed by the Company. It was determined that a market for each product existed, however lack of funding kept the Company from aggressively marketing these products. Stock and notes were issued to purchase these products. (SEE NOTE 14)

NOTE 3:  Asset Acquisition

On August 9, 1996, the Company acquired the Oil and Gas Reserves of Erin Oil Exploration, Inc. The Company issued 21,510,418 shares of its common stock for oil and gas reserves having a discounted cash value of $12,464,584.00. As a part of this transaction, the Company assumed the liability for Convertible debentures issued by Erin in the amount of $2,770,000. Subsequently, the value of the transaction was lowered to the carrying value of the existing wells plus the purchase cost of the reserves for the twenty well program less the Erin Debentures outstanding. The Common Stock issued was reduced to 13,122,045. The transaction was a nonmonetary exchange, i.e., the Company exchanged its common stock for the discounted cash flow value of ERIN's oil and gas reserves and assumed liability for Erin's convertible Debentures.

The agreement required the Company to assume the operation of the drilling programs and well operations effective October 1, 1996. The assets, however, were acquired August 9, 1996.(SEE NOTE 16)

NOTE 4:  Risks and Uncertainties:

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

NOTE 5:  Change in Control:

The acquisition of the Proved reserves from Erin Oil Exploration, Inc. resulted in a change of control of the Company. The previous officers and directors resigned and new directors were elected to fill the unexpired terms and serve until the annual stockholder's meeting. The Directors elected to serve the unexpired terms are as follows:

Acting Directors:

         Bill M. Knollenberg
         Bill S. McGowen (no longer a director or officer)

Officers:

Chairman of the Board --  Bill M. Knollenberg
President             --  Bill S. McGowen (no longer a director or officer)
Secretary             --  Bill M. Knollenberg

NOTE 6 -- Convertible Debentures:

As a part of the acquisition of the oil and gas reserves from Erin Oil Exploration, Inc., the Company assumed liability for Convertible Debentures previously issued by Erin. The debentures were issued at various times during 1996 at an interest rate of 8% with interest accruing and due and payable on January 5, 1997 and with interest and principal due on January 5, 1998. ($595,000 of debentures were sold carrying a contract interest rate of 10%) At the first anniversary date of the debenture, the debenture may be convertible into common stock of the Company. The conversion ratio varies from 2.0 to 0.75 per share of common stock, depending upon the amount of the debenture. A principal amount of $5,000,000 was authorized by the ERIN Board of Directors, of which, $2,770,000 were sold and outstanding at September 30, 1996. An additional $698,800 of debentures were sold from October 1 through December 31, 1996, bringing the total amount of outstanding debentures to $3,468,800. If converted on the call date, the outstanding debentures will represent 3,084,638 additional shares of the Company's Common Stock. NEHI assumed the existing outstanding debentures as of September 30, 1996, as a part of the acquisition transaction and planed to continue the program until the entire $5,000,000 is outstanding.

NOTE 7 -- Stock Options:

On August 9, 1996, an option was granted to Diversified Service Brokers, Inc., an unrelated party, to purchase 200,000 shares of the common stock of the Company, at $0.44 per share. This option expires on August 8, 1999 and was based on a previous purchase of stock for cash at $0.44 per share.

NOTE  8 -- Income Taxes;

Income tax expense (benefit) is comprised of current tax expense, deferred tax expense and Benefits from net operating loss carryforward. The Company has available at December 31, 1996, unused net operating loss carryforwards that may provide future tax benefits. However, since doubt exists as to the actual future benefit to be realized, an allowance has been made and no deferred tax asset, relating to the net operating loss carryforward, has been reported in these financial statements.



                                      12/31/96                 12/31/95              12/3194
Non Current Asset (Liability):

Benefit of NOL Carryforward         $2,403,391               $1,311,075             $1,324,093

Valuation Allowance                 (2,403,391)              (1,311,075)            (1,324,093)

NOTE 9 -- Mergers and Acquisitions:

During the year ended December 31, 1996, the company made a significant acquisition of assets as summarized below:

On August 9, 1996, the Company acquired oil and gas reserves in Texas and West Virginia from Erin Oil Exploration, Inc, a previously unrelated party, in exchange for a net 13,122,045 shares of common stock. The transaction was valued at the seller's basis and effectively passed control of the Company to a new shareholder. Erin simultaneously transferred its holdings in NEHI to a trust for the Knollenberg family. (SEE NOTE 16)

NOTE 10 -- Stockholder's Equity:

 The total number of shares of all classes of authorized capital stock is 50,000,000 shares of which 1,000,000 shall be Preferred Stock, $.001 par value per share and 49,000,000 shares of Common Stock, $.001 par value per share. As of December 31, 1996, there is no Preferred Stock issued and outstanding and 14,873,620 shares of Common Stock are issued and are outstanding.

NOTE 12 -- Industry Segment Information:

During the year ended December 31, 1996, the Company explored current opportunities in the sub-surface irrigation industry and in the educational game industry. No action was taken by the Company to further develop the Company's position in these industries. (SEE NOTE 14)

The oil and gas drilling and production segment was acquired in August of 1996 with production assumed October 1, 1996. The major business is production and sales of oil and gas from existing wells and drilling of exploratory oil and gas wells. This will be done for the Company's own account, for outside companies, or for oil and gas partnerships. No drilling operations business was conducted by the Company during the current year. Acquisition of the proven reserves have been disclosed as a separate line item on the balance sheet. There was also no income or expenses attributed to the previously existing industry segments during the year ended December 31, 1996.

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

NOTE 14:  Write off of Assets:

Statement of Financial Standards No. 2, Accounting for Research and Development Costs Indicates costs which are included in research and development and costs of activities which are typically excluded from research and development. The Development Costs which were previously capitalized are more properly treated as expense items as incurred. Therefore, they have been written off against income in the current period. The inventory items are judged to be obsolete with no discernable future value and have been written off against income in the current period. Prior to the date of the audit report, information was discovered which required that the patent and copyright be written off against income. This action was disclosed in the financial statements issued September 30, 1996. The patent was discovered to be a license issued by the actual patent holder. Previous management had issued stock to reimburse the patent holder for the cost of obtaining the patent and received a license to distribute the product. This cost was capitalized and classified as a patent. The Company received correspondence revoking the license and elected to charge the capitalized cost of the patent to income in third quarter of 1996.

The copyright for a family educational game has been evaluated and determined to be out of date. SFAS 86 requires computer software be evaluated for evidence of having achieved technological feasibility. While technological feasibility may have been reached in an earlier period, current research indicates that additional costs of updating the software and bringing the product to market are greater than the potential cash flows which may be generated. Therefore management elected to write this asset off in the third quarter of 1996.

Previous Company management listed $18,898 in equipment in their published financial statements. This equipment was not transferred in the exchange and a charge to income in a corresponding amount has been taken in the fourth quarter of 1996.

NOTE 15:  Debt Forgiveness Income:

During 1996, the former President of the Company made several cash advances to and on behalf of the Company. These advances were acknowledged as a debt of the Company and were forgiven by the former President as a part of the transaction, which occurred on August 9, 1996.

NOTE 16:  Valuation of Exchange of Assets Transaction:

Subsequent to the issuance of the Previous Audit Report, dated October 23, 1996, on the September 30, 1996 financial statements, information was discovered which has required that the assets described as proved Reserves be revalued. The original transaction was accounted for as a purchase transaction. The transaction used a trust to eliminate issues related to (1)control of the assets before and after the transaction, and (2)related party issues. Subsequently, a legal opinion indicated that the trust for the Knollenberg family was, in fact, a Texas general partnership. As such, control resided in the hands of the same party, before and after, and the transaction should have been recorded at the transferor's historical cost. This required that the audit report be re-issued. The reserves were recorded at $6,854,486 which was ERIN's future discounted net cash flows less future costs to develop these cash flows. Due to the control issue, the reserves should have been recorded at historical cost of $1,239,263. The transaction is an exchange of nonmonetary assets by each party, i.e., common stock was exchanged for oil & gas reserves and the assumption of debt. APB 29 governs the accounting for nonmonetary transactions. The general rule established by APB 29 is that the accounting for nonmonetary transactions should be based on the fair values of the assets involved. The fair value to be used is that of the asset surrendered unless the fair value of the asset received is more clearly evident. Fair value is defined in APB 29 as: the estimated realizable values in cash transactions of the same or similar assets, quoted market prices, independent appraisals, estimated fair values of assets or services received in exchange, and other available evidence.

The original transaction used a negotiated per share value of $0.44 as a stock value. Trading information prior to the date of the transaction is not reliable, because few trades were made. Therefore, a ready market price for the stock is not determinable. The transaction involved trading common stock for reserves plus the assumption of debt. Therefore the transaction has been valued at historical cost of $1,239,263 plus the debt assumed of $2,876,300, or $4,115,263 which equals $0.31 per share.

Note 17:  Development Stage Corporation:

The Company was formerly a development stage corporation. The acquisition of the oil and gas reserves from Erin Oil Exploration, Inc., effective October 1, 1996 marks the beginning of an operating cycle for the Company. In this and future periods, the Company will be reporting as an operating company.

Note 18:  Intercompany Accounts:

Since NEHI did not have operating personnel or procedures in place at the time of acquisition, an agreement was made with ERIN to continue to operate the oil and gas properties until December 31, 1996. All transactions were processed by ERIN through a DUE TO/FROM account.

Note 19:  Receivables, Payables, Depreciation and Depletion:

Accounts Receivable as of December 31, 1996 consist of the following:

Production Revenues                            $29,042
Other Receivables                                8,512

Accounts Payable as of December 31, 1996 consist of the following:

Trade Payables                                $110,430
Drilling Advances                               28,438
Other Payables                                  12,859
Accrued Interest                               135,213

Depreciation, Depletion, and Amortization for the year ended December 31, 1996 consists of the following:

Depreciation                                  $19,519
Depletion                                      11,711
Amortization                                        0


Note 20:  Going Concern:

The Company has $3,468,800 in indebtedness as of the balance sheet date. This indebtedness is in the form of convertible debentures; of which, $2,770,000 were assumed in the exchange transaction and $698,800 have been sold since October 1, 1996. While, technically these securities are not current liabilities, they are due plus interest, 370 days from the balance sheet date and the Company's current cash position and cash flows from operations do not indicate that the Company would be able to repay these securities when due. This would indicate a potential default on the securities at their due date and raises the issue of whether the Company can continue as a going concern.

Note 21:  Information Subsequent to the Balance Sheet Date:

On November 1, 1997, NEHI entered into a Joint Venture Agreement with HORSE ENERGY LP, a Texas registered limited partnership. This agreement gives NEHI a 25% limited partnership interest in HORSE. NEHI issued 7,871,023 shares of common stock in return for this limited partnership interest and agreed to raise $5,000,000 of investment capital for HORSE to use in its oil and gas ventures. NEHI and/or its affiliates will retain 20% of all funds raised to cover overhead and sales costs.

On November 5, 1997, NEHI signed a joint venture agreement with ROTARY STEERABLE TOOLS (U.S.A.) L.P. This agreement concerns the development of a device generally described as "A down hole adjustable device for trajectory control in the drilling of deviated wells". The inventors have licensed this devised to a Limited Partnership which is called RST (USA) L.P. NEHI is funding certain expenses incurred in relation to the development of the device and in return will receive a 25% partnership interest in RST (USA) L.P. As a part of the initial funding,

NEHI issued 6,551022 shares of Common Stock to RST (USA) L.P.

As a part of this transaction, George Sutherland, Jack Chance, Feroze Variava, and Steve McLoughlin have been appointed to the Board of Directors of NEHI. Additionally, George Sutherland has been appointed Cheif Operating Officer; Jack Chance--Vice President Operations; Feroze Variava--Vice President Engineering; and Steve McLoughlin--Vice President Oilfield Services.

The value of the foregoing transactions have not be determined as of the date of these financial statements.

In order to further enhance operations and to ensure the Company's survival, management has elected to cease the sale of the ERIN debentures which it assumed in the exchange transaction. Management has converted $1,220,300 of the ERIN debentures into 1,242,574 shares of the Company's common stock as of November 20, 1997 and will attempt to convert the balance of the outstanding debentures on or before their maturity date (January 5, 1998).

The following pro-forma calculations shows the capital account if the Company had converted the shares converted through November 20, 1997 and if the balance of the convertible debentures were converted on the balance sheet date of December 31, 1996.

SHARES CONVERTED THROUGH NOVEMBER 20, 1997:

                                            Common Stock         Paid In     Accumulated      Stock
                                                                 Capital      (Deficit)      Holder's
                                          Shares    $Value                                    Equity

Balance Dec 31, 199                    14,873,630   $14,873     $3,365,617   $(2,434,821)   $  945,469

Converted Shares                        1,242,574     1,243      1,219,058        ______     1,220,300

(as of 11/20/97)

Balance if Converted                   16,116,204    16,116      4,584,675    (2,434,821)    2,165,769

ASSUMED CONVERSION AT JANUARY 5, 1998:

Balance Nov 20, 1997                   16,116,204    16,116      4,584,675    (2,434,821)    2,165,769

Assume conversion 1/5/98                1,842,064     1,842      2,256,658       _______     2,258,500

Balance if Converted                   17,958,268    17,958      6,841,333    (2,434,821)    4,424,269

NEHI PETROLEUM CORPORATION
(For properties transferred by Erin Oil Exploration, Inc.,10/01/96)

Supplemental Information (Unaudited)

Twelve Months Ended December 31, 1996

Capitalized Costs Relating to Oil and Gas Producing
Activities at December 31, 1996
---------------------------------------------------------------
Unproved oil and gas properties                                       $2,876,300
Proved oil and gas properties                                          1,181,690
Support equipment and facilities                                         390,385
                                                                      $4,448,375
Less accumulated depreciation, depletion, amortization
         And impairment                                                  130,726
                  Net Capitalized Costs                               $4,317,649

Costs Incurred in Oil and Gas Producing Activities
For the Year Ended December 31, 1996
--------------------------------------------------------------
Property acquisition costs:
         Proved                                                       $  361,910
         Unproved                                                      2,876,300
Development Costs                                                        942,707
Exploration Costs                                                              0

Results of Operations for Oil & Gas Producing Activities
For the Year Ended December 31, 1996*
---------------------------------------------------------------
Oil and gas sales                                                     $  225,883
Gain on sale of oil and gas properties                                         0
Gain on sale of oil and gas leases                                             0
Production costs                                                        (146,353)
Exploration Expenses                                                    (159,047)
Depreciation, depletion, and amortization                               (130,726)
Results of operations for oil and gas producing activities
         (excluding corporate overhead and financing costs)           $ (210,243)

* Results of operations include fourth quarter NEHI results added to unaudited nine month information of predecessor

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


                                                                Oil                Gas
                                                               (Bbls)             (Mcf)
Proved developed and undeveloped reserves
         Beginning of year                                            0                 0
         Purchases of minerals in place                       1,032,395         3,616,345
         End of Year                                          1,032,395         3,616,345

Proved developed reserves
         Beginning of year                                            0                 0
         End of year                                            187,782           591,449

Standardized Measure of Undiscounted Future
         Net Cash Flows at January 1, 1997
         Future Cash Inflows                                           $15,221,888

Standardized Measures of Discounted Future
         Net Cash Flows relating to Proved Oil
         And Gas Reserves at January 1, 1997
        (Discounted at 10%)                                            $ 8,088,686

                              INDEX TO EXHIBITS



EXHIBIT
  NO.                    DESCRIPTION
-------                  -----------
16.1         Letter on Change in Certifying Accountant

27.1         Financial Data Schedule