Form 10QSB
period 1997-03-31
NATIONAL EQUITIES HOLDINGS INC /DE/
filed 1998-03-18
CIK 829324

 ------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-QSB

                                -----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the Quarterly Period Ended: March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 033-19992-LA

                        NATIONAL EQUITIES HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                           33-0284600
    (State or other jurisdiction                            (IRS Employer
    of incorporation or organization)                       Identification No.)

                           616 FM 1960 WEST, SUITE 225
                              Houston, Texas 77090
          (Address of principal executive offices, including zip code)

                        (281) 583-1280 fax (281) 583-9363
              (Registrant's telephone number, including area code)

                                                      -----------------


     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     At March 10, 1998 there were 36,993,272 shares of common stock outstanding.

     Transitional Small Business Disclosure Format (check one);  Yes [ ] No [X]

                        NATIONAL EQUITIES HOLDINGS, INC.



                                    CONTENTS

PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----
Item 1.  Financial Statements                                                3

             Consolidated Balance Sheets as of March 31, 1996
                  and March 31, 1997 (unaudited)

             Consolidated Statements of Operations for the three months ended March 31, 1996 and March 31, 1997 (both unaudited)

             Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and March 31, 1997 (both unaudited)

             Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                          12

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   13

Item 1.  Financial Statements

NATIONAL EQUITIES HOLDINGS, INC.

BALANCE SHEET
(Unaudited)
ASSETS

                                           March 31, 1997    March 31,1996
Current Assets:

         Cash                              $    (4,006)     $    (1,398)
         Accounts Receivable                    43,354                0
         Due from Affiliates                   369,879                0
         Inventory                                   0            5,769

         Total Current Assets                  409,227            4,371

Oil & Gas Properties
         Equipment                                   0           18,898
         Proved Oil & Gas Properties         1,070,683                0
         Unproved Oil & Gas Properties       2,876,300                0
         Wells & Related Equipment             373,492                0

         Total Oil & Gas Properties          4,320,475           18,898

Other Assets

         Development Costs                           0           60,746
         Copyright                                   0          360,753
         Patent                                      0          298,358

         Total Other Assets                          0          719,857

Total Assets                               $ 4,729,701      $   743,126



The accompanying Notes are an Integral part of these Financial Statements.

NATIONAL EQUITIES HOLDINGS, INC.

BALANCE SHEET
(Unaudited)

LIABILITIES AND CAPITAL

                                          March 31, 1997    March 31, 1996
Current Liabilities:

         Accounts Payable                  $   193,323      $         0
         Accrued Interest                       65,597                0
         Note Payable                                0           38,526
         Loan Payable                                0           34,892
         Convertible Debentures              3,743,733                0

         Total Current Liabilities           4,002,653           69,418

Total Liabilities                            4,002,653           69,418

Stockholders' Equity:

Preferred Stock
         1,000,000 shares authorized
         at $0.001 par value; none
         issued and outstanding                      0                0

Common Stock
         49,000,000 shares authorized
         at $0.001 par value:
         14,873,630 issued and outstanding
         at March 31, 1997;
         1,271,585 issued and outstanding
         at March 31, 1996                      14,873            1,271

Paid In Capital                              3,365,617        1,980,956

Accumulated Deficit                         (2,434,821)      (1,311,075)

Current Earnings                              (218,421)          (1,444)

       Total Stockholders' Equity              727,048          669,708

Total Liabilities and Stockholders'
  Equity                                    $ 4,729,701      $   743,126



The accompanying Notes are an integral part of these Financial Statements.

NATIONAL EQUITIES HOLDINGS, INC.

STATEMENT OF OPERATIONS
(Unaudited)

                                    March 31, 1997    March 31, 1996
INCOME:

         Sales                        $  43,166      $       0
         Other Income                    16,008              0
         Less:
         Lease Operating Expenses       (53,173)             0

Gross Profit                              6,001              0

General & Administrative Expenses      (154,806)        (1,444)
Accrued Interest--Debentures            (69,616)             0

Net Income (Loss) From Operations     $(218,421)     $  (1,444)


Primary Earnings Per Share            $ (0.0146)     $     N/A
Fully Diluted Earnings Per Share      $ (0.0135)     $     N/A



The accompanying Notes are an Integral part of these Financial Statements.

NATIONAL EQUITIES HOLDINGS, INC

STATEMENT OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 1997 and 1996

                                               March 31, 1997    March 31, 1996
CASH FLOWS FROM
OPERATING ACTIVITIES:

         Cash Received from operations          $  59,174              0
         Lease operating expenses paid            (53,173)             0
         Debenture Interest Paid                 (135,213)
         General & Administrative
           expenses paid                         (154,806)        (1,444)

Net Cash used in Operating Activities            (284,018)        (1,444)

CASH FLOWS FROM
INVESTING ACTIVITIES
         (Increase) in Capital Expenditures       (25,809)             0
         Net Cash Provided (Used)                 (25,809)             0
         by Investing

CASH FLOWS FROM
FINANCING ACTIVITIES:
         Advances from Affiliate                  302,341              0
Net Increase (Decrease)                          (309,827)        (1,444)
         In Cash
Cash Balance, Beginning                             3,480             46
Cash Balance, Ending                               (4,006)        (1,398)



The accompanying Notes are an Integral part of these Financial Statements.

NATIONAL EQUITIES HOLDINGS, INC


RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES:

         Net Income (Loss)                (218,421)     (1,444)
         Increase in accrued interest      (65,597)          0
Net Cash Used in Operating Activities     (284,018)     (1,444)

STATEMENT OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 1997

                        Common        Stock       Paid In      Accumulated    Stockholders'
                        Shares          $         Capital       (Deficit)        Equity
                     ----------------------------------------------------------------------
Balance 12/31/96     14,873,630       14,873     3,365,617     (2,434,821)     945,469
Net Loss                                                         (218,421)     727,048
Balance 3/31/97      14,873,630       14,873     3,365,617     (2,653,242)     727,048



The accompanying Notes are an integral part of these Financial Statements.

NATIONAL EQUITIES HOLDINGS, INC.


NOTES TO FINANCIAL STATEMENT

March 31, 1997
And March 31, 1996

NOTE 1:  Summary of Significant Accounting Policies

This summary of significant accounting policies of NATIONAL EQUITIES HOLDINGS, INC. (the "Company")is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

e.  Basis of Accounting:

The Company prepares its financial statements and federal income taxes on the accrual basis of accounting. The Company's oil and gas ventures will be accounted for using the Successful Efforts basis of accounting. The Company and associated entities share office space and use common equipment. It is management's view, that subsequent to September 30, 1996, the Company benefits from use of the facilities and is absorbing the majority of these costs. Said costs are reflected in these financial statements.

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

Basis of Presentation:

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included.

These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996.

NOTE 2:  --  Risks and Uncertainties:

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

NOTE 3:  --  Income Taxes;

The Company use the accrual method of accounting for tax and financial reporting purposes. At December 31, 1996, the Company had net operating loss carry forwards for financial and tax reporting purposes of approximately $2,400,000. These carry forwards expire through the year 2006, and are further subject to the provisions of Internal Revenue Code Section 382.

NOTE 4:  --  Stockholder's Equity:

 The total number of shares of all classes of authorized capital stock is 50,000,000 shares of which 1,000,000 shall be Preferred Stock, $.001 par value per share and 49,000,000 shares of Common Stock, $.001 par value per share. As of March 31, 1997, there is no Preferred Stock issued and outstanding and 14,873,620 shares of Common Stock are issued and are outstanding.

NOTE 5:  --  Earnings per share:

Primary earnings per share amounts are based upon 14,873,630 weighted average shares of common stock outstanding. Fully dilutive earnings per share are based on 16,116,204 weighted average shares outstanding.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 Earnings Per Share effective for financial statements ending after December 15, 1997. Earlier application is not permitted. For pro forma disclosure purposes, there is no difference in the amounts of net loss per share and weighted average shares of common stock outstanding computed using FASB 128 and those reflected in the accompanying financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     National Equities Holdings, Inc.'s (the "Company") operations in the first quarter of 1997 were a continuation of oil and gas operations begun in September 1996. These operations were primarily focused on workover of existing oil wells in Fisher County, Texas and Coleman County, Texas. There was also oil property evaluation on existing leases as well as evaluation of new prospects being considered for acquisition.

First Quarter 1997 Gross Profit and Income & Loss.

     Gross profit of $6,001 was realized from oil and gas operations while a loss of ($218,421) was realized once General & Administrative and Interest costs were accounted. This compares to a loss of ($1,444) in the first quarter of 1996.

     Overall earnings (loss) per share were ($0.0146). This was an improvement from the first quarter of 1996 when earnings (loss) per share were ($0.338).

First Quarter 1997 Assets and Liabilities.

     At the end of the first quarter of 1997, the Company had assets of $4,729,701, up slightly from the December 31, 1996 and up significantly from the end of the first quarter 1996. This is primarily related to the valuation of oil and gas reserves acquired in September 1996.

     At the end of the first quarter of 1997, the liabilities were $4,002,653, primarily from convertible debenture debt. Management is actively pursuing the conversion of this debt to equity.

First Quarter 1997 Liquidity and Capital Resources.

     During the first quarter of 1997, cash flow from operations was ($284,018). During the first quarter of 1996, cash flow from operations was ($1,444). During the first quarter of 1997, affiliates advanced $302,341 to the Company. No advances were made during the first quarter of 1996.

Future Trends.

     The Company will continue to focus on oil and gas operations in the future.

Forward-looking Statements

     This statement is being included in connection with the safe harbor provision of the Private Securities Litigation Reform Act. This Form 10-QSB includes forward-looking statements. Such statements are based upon management's current expectations and assumptions and are other than statements of historical fact. In addition to those factors already discussed, important factors that could cause actual results to differ materially from those in forward-looking statements are, among others, commodity pricing for oil and gas, exploration and operating risks, development and completion risks, market acceptance for the Company's products, and availability of financing.

                                     PART II

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required by Item 601 of Regulation SB

         (1) Exhibit 27. Financial Data Schedule

     (b) Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            NATIONAL EQUITIES HOLDINGS, INC.



Date: March 18, 1998                        By: /s/ George Sutherland
                                               ----------------------
                                                    George Sutherland,
                                                    Director, President
                                                    and Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT NUMBER            DESCRIPTION
--------------            -----------
 Exhibit 27.        Financial Data Schedule