Form 10QSB
period 1997-06-30
NATIONAL EQUITIES HOLDINGS INC /DE/
filed 1998-03-18
CIK 829324

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

                  For the Quarterly Period Ended: June 30, 1997

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

             Consolidated Balance Sheets as of June 30, 1996
                  and June 30, 1997 (unaudited)

             Consolidated Statements of Operations for the
                  six months ended June 30, 1996 and June 30, 1997
                  (both unaudited)

             Consolidated Statements of Cash Flows for the
                  six months ended June 30, 1996 and June 30, 1997
                 (both unaudited)

             Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  13

Item 6.  Exhibits and Reports on Form 8-K                                   13

Item 1.  Financial Statements

NATIONAL EQUITIES HOLDINGS, INC.

BALANCE SHEET
(Unaudited)

ASSETS

                                           June 30, 1997    June 30,1996
Current Assets:

         Cash                              $    (4,006)     $        (3)
         Accounts Receivable                    43,354                0
         Due from Affiliates                   369,879                0
         Inventory                                   0            5,769

         Total Current Assets                  409,227            5,772

Oil & Gas Properties
         Equipment                                   0           18,898
         Proved Oil & Gas Properties         1,070,683                0
         Unproved Oil & Gas Properties       2,876,300                0
         Wells & Related Equipment             373,492                0

         Total Oil & Gas Properties          4,320,475           18,898

Other Assets

         Development Costs                           0           60,746
         Copyright                                   0          360,753
         Patent                                      0          298,358

         Total Other Assets                          0          719,857

Total Assets                               $ 4,729,701      $   744,527




The accompanying Notes are an Integral part of these Financial Statements.

NATIONAL EQUITIES HOLDINGS, INC.

BALANCE SHEET
(Unaudited)

LIABILITIES AND CAPITAL

                                               June 30, 1997    June 30, 1996
Current Liabilities:

         Accounts Payable                       $   236,524      $         0
         Accrued Interest                           144,491                0
         Note Payable                                     0           38,526
         Loan Payable                                     0           34,892
         Convertible Debentures                   3,743,733                0

         Total Current Liabilities                4,124,748           69,418

Total Liabilities                                 4,124,748           69,418

Stockholders' Equity:

Preferred Stock
         1,000,000 shares authorized at
         $0.001 par value; none issued
         and outstanding                                  0                0

Common Stock
         49,000,000 shares authorized at
         $0.001 par value:
         14,873,630 issued and outstanding
         at June 30, 1997; 1,271,585 issued
         and outstanding at March 31, 1996           14,873            1,271

Paid In Capital                                   3,365,617        1,980,956

Accumulated Deficit                              (2,653,242)      (1,312,519)

Current Earnings                                   (122,095)          (3,964)

         Total Stockholders' Equity                 604,953          665,744

Total Liabilities and Stockholders' Equity      $ 4,729,701      $   743,126

The accompanying Notes are an integral part of these financial statements.

NATIONAL EQUITIES HOLDINGS, INC.

STATEMENT OF OPERATIONS
(Unaudited)

                                         June 30, 1997     June 30, 1996
INCOME:

         Sales                            $   2,165          $       0
         Other Income                         3,000                  0
         Less:
         Lease Operating Expenses           (19,652)                 0

Gross Profit                                (14,487)                 0

General & Administrative Expenses           (32,733)            (3,964)
Accrued Interest--Debentures                (74,875)                 0

Net Income (Loss) From Operations         $(122,095)         $  (3,964)


Primary Earnings Per Share                $ (0.0082)         $     N/A
Fully Diluted Earnings Per Share          $ (0.0076)         $     N/A



The accompanying Notes are an Integral part of these Financial Statements.

NATIONAL EQUITIES HOLDINGS, INC

STATEMENT OF CASH FLOWS
(Unaudited)
For the Three Months Ended June 30, 1997 and 1996


                                                June 30, 1997    June 30, 1996
CASH FLOWS FROM
OPERATING ACTIVITIES:

         Cash Received from operations           $  5,165              0
         Lease operating expenses paid            (19,652)             0
                  General & Administrative
                  expenses paid                   (32,733)        (3,964)

Net Cash used in Operating Activities             (47,220)        (3,964)

CASH FLOWS FROM
INVESTING ACTIVITIES
         (Increase) in Capital Expenditures            (0)             0
         Net Cash Provided (Used)
                  by Investing                         (0)             0

CASH FLOWS FROM
FINANCING ACTIVITIES:
         Advances from Affiliate                   47,220          5,365
         Net Increase (Decrease) In Cash               (0)        (1,411)
Cash Balance, Beginning                            (4,006)        (1,398)
Cash Balance, Ending                               (4,006)            (3)



The accompanying Notes are an Integral part of these Financial Statements.

NATIONAL EQUITIES HOLDINGS, INC.


RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES:

         Net Income (Loss)                     (122,095)           (3,964)
         Increase in accrued interest           (74,875)                0
Net Cash Used in Operating Activities           (47,220)           (3,964)


STATEMENT OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 1997

                      Common Stock                 Paid In      Accumulated     Stockholders'
                         Shares           $        Capital       (Deficit)         Equity
                      -----------------------------------------------------------------------
Balance 12/31/96      14,873,630       14,873     3,365,617     (2,434,821)      945,469
Net Loss, 3/31/97                                                 (218,421)      727,048
Balance 3/31/97       14,873,630       14,873     3,365,617     (2,653,242)      727,048
Net Loss 6/30/97                                                  (122,095)      604,953
Balance 6/30/97       14,873,630       14,873     3,365,617     (2,775,337)      604,953



The accompanying Notes are an integral part of these financial statements

NATIONAL EQUITIES HOLDINGS, INC.


NOTES TO FINANCIAL STATEMENT

June 30, 1997
And June 30, 1996

NOTE 1:  Summary of Significant Accounting Policies

This summary of significant accounting policies of NATIONAL EQUITIES HOLDINGS, INC. (the "Company") is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Unproved oil and gas properties that are individually significant will be periodically assessed for impairment of value, and a loss will be recognized at the time of impairment by providing an impairment allowance. Other unproved properties will be amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, will be depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment will be depreciated over their estimated useful lives.

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

NOTE 4: -- Stockholder's Equity:

 The total number of shares of all classes of authorized capital stock is 50,000,000 shares of which 1,000,000 shall be Preferred Stock, $.001 par value per share and 49,000,000 shares of Common Stock, $.001 par value per share. As of June 30, 1997, there is no Preferred Stock issued and outstanding and 14,873,620 shares of Common Stock are issued and are outstanding.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     National Equities Holdings, Inc.'s (the "Company") operations in the second quarter of 1997 were a continuation of oil and gas operations begun in September 1996. These operations were primarily focused on workover of existing oil wells in Fisher County, Texas and Coleman County, Texas. There was also oil property evaluation on existing leases as well as evaluation of new prospects being considered for acquisition.

Second Quarter 1997 Gross Profit and Income & Loss.

     Gross profit (loss) of ($14,487) was realized from oil and gas operations while a loss of ($122,095) was realized once General & Administrative and Interest costs were accounted. This compares to a loss of ($3,964) in the second quarter of 1996. Management took steps to control the General & Administrative costs, which were down 78% from the second quarter of 1996, to prevent further operational loss.

     Overall earnings (loss) per share were ($0.0082), an improvement from the first quarter of 1997 of $0.0064 per share.

Second Quarter 1997 Assets and Liabilities.

     At the end of the second quarter, the Company had assets of $4,729,701. This is primarily related to the valuation of oil and gas reserves acquired in September 1996.

     At the end of the second quarter of 1997, liabilities were $4,124,748, primarily from an increase in accounts payable. $3,743,733 of the liability is carried as convertible debenture debt. Management is actively pursuing the conversion of this debt to equity.

Second Quarter 1997 Liquidity and Capital Resources.

     During the second quarter of 1997, cash flow from operations was (33,733). During the second quarter of 1996, cash flow from operations was ($3,964). During the second quarter of 1997, affiliates advanced $47,220 to the Company. Advances of $ 5,365 were made during the second quarter of 1996.

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

                                     PART II

Item 1.  Legal Proceedings

     Suzanne R. Wilkes v. Bill M. Knollenberg, National Equities Holdings, Inc, NEHI Petroleum Corporation, Erin Oil Exploration , Inc., and Erin Gas Producers, Inc., No. 97-25432, In the 164th District Court of Harris County, Texas, filed May 12, 1997. The Company has been named as one of the defendants in this litigation. The plaintiff claims damages in connection with her purchase of debentures of Erin Oil Exploration, Inc. The litigation is in the early stages of discovery. The Company intends to vigorously defend itself.

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


                                            NATIONAL EQUITIES HOLDINGS, INC.

Date: March 18, 1998                        By: /s/ George Sutherland
                                               -----------------------------
                                                    George Sutherland,
                                                    Director, President
                                                    and Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT NUMBER            DESCRIPTION
--------------            -----------
 Exhibit 27.        Financial Data Schedule