Form 10QSB
period 1997-09-30
NATIONAL EQUITIES HOLDINGS INC /DE/
filed 1998-03-18
CIK 829324

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-QSB

                                -----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the Quarterly Period Ended: September 30, 1997

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

                       (281) 583-1280 fax (281) 5583-9363
              (Registrant's telephone number, including area code)

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

     At March 10, 1998 there were 33,993,272 shares of common stock outstanding.

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

             Consolidated Balance Sheets as of September 30, 1996
                  and September 30, 1997 (unaudited)

             Consolidated Statements of Operations for the nine months
                  ended September 30,1996 and September 30,1997
                  (both unaudited)

             Consolidated Statements of Cash Flows for the nine months
                  ended September 30,1996 and September 30,1997
                  (both unaudited)

             Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        12

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                    13

Item 1.  Financial Statements

NATIONAL EQUITIES HOLDINGS, INC.

BALANCE SHEET
(Unaudited)
ASSETS

                                        September 30, 1997    September 30,1996
Current Assets:

         Cash                              $    (9,194)          $    24,054
         Accounts Receivable                    40,010                     0
         Due from Affiliates                   368,179                     0
         Inventory                                   0                     0

         Total Current Assets                  398,995                24 054

Oil & Gas Properties
         Prepaid Lease Expense                 250,000                     0
         Proved Oil & Gas Properties         1,070,683               915,372
         Unproved Oil & Gas Properties       2,876,300             2,876,300
         Wells & Related Equipment             373,492               342,789

         Total Oil & Gas Properties          4,570,475             4,134,461


Total Assets                               $ 4,969,470           $ 4,158,515



The accompanying Notes are an integral part of these Financial Statements.

NATIONAL EQUITIES HOLDINGS, INC.

BALANCE SHEET
(Unaudited)
LIABILITIES AND CAPITAL

                                              Sept 30, 1997    Sept 30, 1996
Current Liabilities:

         Accounts Payable                      $   230,445      $         0
         Accrued Interest                          219,366          106,300
         Note Payable                              250,000                0
         Loan Payable                                    0                0
         Convertible Debentures                  3,743,733        2,770,000

         Total Current Liabilities               4,443,544        2,876,300

Total Liabilities                                4,443,544        2,876,300

Stockholders' Equity:

Preferred Stock
         1,000,000 shares authorized at
         $0.001 par value; none issued
         and outstanding                                 0                0

Common Stock
         49,000,000 shares authorized at
         $0.001 par value:
         14,873,630 issued and outstanding
         at Sept 30, 1997;
         14,873,630 issued and outstanding
         at Sept 30, 1996                           14,873           14,873

Paid In Capital                                  3,365,617        3,365,617

Accumulated Deficit                             (2,775,337)      (2,098,956)

Current Earnings                                   (79,227)               0

         Total Stockholders' Equity                525,926        1,282,235

Total Liabilities and Stockholders' Equity     $ 4,969,470      $ 4,158,515



The accompanying Notes are an integral part of these Financial Statements.

NATIONAL EQUITIES HOLDINGS, INC.

STATEMENT OF OPERATIONS
(Unaudited)

                                        Sept 30, 1997        Sept 30, 1996
INCOME:

         Sales                             $   9,480           $       0
         Other Income                          3,000                   0
         Less:
         Lease Operating Expenses             (8,990)                  0

Gross Profit                                   3,490                   0

General & Administrative Expenses             (7,482)            (77,675)
Accrued Interest--Debentures                 (74,875)                  0

Net Income (Loss) From Operations          $ (79,227)          $ (77,675)

Other Revenues

         Refund of Prepaid Legal                   0              10,756

Other Expenses

         Write Off of Assets                       0            (725,626)

Extraordinary Item

         Forgiveness of Debt                       0               5,365

Net Income (Loss)                          $ (79,227)          $(787,180)

Primary Earnings Per Share                 $ (0.0053)          $  (0.236)
Fully Diluted Earnings Per Share           $ (0.0049           $  (0.172)



The accompanying Notes are an integral part of these Financial Statements.

NATIONAL EQUITIES HOLDINGS, INC

STATEMENT OF CASH FLOWS
(Unaudited)
For the Three Months Ended September 30, 1997 and 1996

                                               Sept 30, 1997     Sept 30, 1996
CASH FLOWS FROM
OPERATING ACTIVITIES:

         Cash Received from operations            $  12,480                0
         Lease operating expenses paid               (8,990)               0
                  General & Administrative
                  expenses paid                      (7,842)         (72,737)

Net Cash used in Operating Activities                (4,352)         (77,675)
CASH FLOWS FROM
INVESTING ACTIVITIES
         (Increase) in Capital Expenditures        (250,000)               0
         Net Cash Provided (Used)
                  by Investing                     (250,000)               0
CASH FLOWS FROM
FINANCING ACTIVITIES:
         Advances from Affiliate                    244,812            5,365
         Decrease in Note Payable                         0          (38,526)
         Decrease in Loan Payable                         0          (34,912)
         Issuance of Common Stock                         0          132,000
Net cash Provided by Financing Activities           244,812           58,562
Net Increase (Decrease) In Cash                      (5,188)          24,051
Cash Balance, Beginning                              (4,006)               3
Cash Balance, Ending                                 (9,194)          24,054



The accompanying Notes are an integral part of these Financial Statements.

NATIONAL EQUITIES HOLDINGS, INC

RECONCILIATION OF NET INCOME TO NET CASH
USED IN OPERATING ACTIVITIES:
         Net Income (Loss)                     (79,227)     (787,180)
         Asset Write Down                            0       725,626
         Debt Forgiveness                            0        (5,365)
         Depreciation                                0        (5,818)
         Increase in accrued interest          (74,875)            0

Net Cash Used in Operating Activities           (4.352)      (72,737)

STATEMENT OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 1997

                      Common Stock                 Paid In      Accumulated     Stockholders'
                         Shares           $        Capital       (Deficit)         Equity
                      -----------------------------------------------------------------------
Balance 12/31/96      14,873,630       14,873     3,365,617     (2,434,821)      945,469
Net Loss, 3/31/97                                                 (218,421)      727,048
Balance 3/31/97       14,873,630       14,873     3,365,617     (2,653,242)      727,048
Net Loss 6/30/97                                                  (122,095)      604,953
Balance 6/30/97       14,873,630       14,873     3,365,617     (2,775,337)      604,953
Net Loss 9/30/97                                                   (79,227)      525,926
Balance 9/30/97       14,873,630       14,873     3,365,617     (2,854,564)      525,926



The accompanying Notes are an integral part of these Financial Statements.

NATIONAL EQUITIES HOLDINGS, INC.


NOTES TO FINANCIAL STATEMENT

September 30, 1997
And September 30, 1996

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

NOTE 4: -- Stockholder's Equity:

The total number of shares of all classes of authorized capital stock is 50,000,000 shares of which 1,000,000 shall be Preferred Stock, $.001 par value per share and 49,000,000 shares of Common Stock, $.001 par value per share. As of September 30, 1997, there is no Preferred Stock issued and outstanding and 14,873,620 shares of Common Stock are issued and are outstanding.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     National Equities Holdings, Inc.'s (the "Company") operations in the third quarter of 1997 were a continuation of oil and gas operations begun in September 1996. These operations were primarily focused on workover of existing oil wells in Fisher County, Texas and Coleman County, Texas. There was also oil property evaluation on existing leases as well as evaluation of new prospects being considered for acquisition. As part of these evaluations, a 10,122 acre oil and gas lease in Wirt County, West Virginia has been secured by the Company in the third quarter of 1997 for future exploitation.

Third Quarter 1997 Gross Profit and Income & Loss.

     Gross profit of $3,490 was realized from oil and gas operations while a loss of ($79,227) was realized once General & Administrative and Interest costs were accounted. This compares to a loss of ($77,675) in the third quarter of 1996. Management continued to take steps to control the General & Administrative costs, which were down 77% from the third quarter of 1996 to prevent further operational loss.

     Overall earnings (loss) per share were ($0.0053), an improvement from the second quarter of 1996 of $0.0029 per share.

First Quarter 1997 Assets and Liabilities.

     At the end of the third quarter of 1997, the Company had assets of $4,969,470. This is related to the valuation of oil and gas reserves acquired in September 1996, and the acquisition of a 10,122 acre oil and gas lease in Wirt County, West Virginia The reserves of associated with the Wirt County acquisition are not yet included on the Company's balance sheet pending an independent evaluation of reserves.

     At the end of the third quarter of 1997, liabilities were $4,443,544 of which $3,743,733 is carried as convertible debenture debt. Management is actively pursuing the conversion of this debt to equity.

Third Quarter Liquidity and Capital Resources.

     During the third quarter of 1997, cash flow from operations was ($4,325). During the third quarter of 1996, cash flow from operations was ($77,675). During the third quarter of 1997, affiliates advanced $244,812 to the Company. Advances of $ 5,365 were made in the third quarter of 1996.

     The Company will continue to focus on oil and gas operations in the future.

Forward-looking Statements

     This statement is being included in connection with the safe harbor provision of the Private Securities Litigation Reform Act. This Form 10-QSB includes forward-looking statements. Such statements are based upon management's current expectations and assumptions and are other than statements of historical fact. In addition to those factors already discussed, important factors that could cause actual results to differ materially from those in forward-looking statements are, among others, research commodity pricing for oil and gas, exploration and operating risks, development and completion risks, market acceptance for the Company's products, and availability of financing.

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