Form 10QSB
period 1998-03-31
NATIONAL EQUITIES HOLDINGS INC /DE/
filed 1998-10-20
CIK 829324

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------
                                   FORM 10-QSB

(Mark One)

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       or

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________________to______________________

Commission File Number   033-19992-LA

                         National Equities Holding, Inc.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Delaware                                           76-0539342
-------------------------------                          ----------------------
(State of other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

13700 Veterans Memorial Drive
Suite 410
Houston, Texas                                                       77014
-----------------------------                                      ----------
(Address of principal                                              (Zip Code)
executive office)

Registrant's telephone number, including area code: (281) 583-1280

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                            No      X
    --------                       --------

As of March 31, 1998, the latest practicable date, 37,874,980 shares of the registrant's common stock, $.01 par value per share, were issued and outstanding based upon the Company's records. See, however, Part II - Other Information,
Item 1. Legal Proceedings in connection with claims concerning the issuance of certain of those securities and the consideration therefor.


===============================================================================

                        NATIONAL EQUITIES HOLDINGS, INC.

                                      INDEX

PART I.              Financial Information                                Page
-------              ---------------------                                ----

               Glossary of Selected Oil and Natural Gas Terms..............3

Item 1.        Financial Statements........................................6

               Balance Sheet as of March 31, 1998
               (unaudited).................................................6

               Statements of Operations for the Three Months
               Ended March 31, 1998 and 1997
               (unaudited).................................................8

               Statements of Cash Flows for
               the Three Months Ended March 31, 1998 and 1997
               (unaudited).................................................9

               Reconciliation of Net Loss to
               Net Cash Used in Operating Activities
               for the Three Months Ended March 31, 1998 and 1997
               (unaudited)................................................10

               Notes to Financial Statements..............................11

Item 2.        Management's Discussion and Analysis or
               Plan of Operations.........................................20


PART II.          Other Information
--------          -----------------

Item 1.        Legal Proceedings..........................................25
Item 2.        Changes in Securities......................................26
Item 3.        Defaults upon Senior Securities............................26
Item 4.        Submission of Matters to a Vote of Security Holders........26
Item 5.        Other Information..........................................26
Item 6.        Exhibits and Reports on Form 8-K...........................27
Signatures................................................................29

                 GLOSSARY OF SELECTED OIL AND NATURAL GAS TERMS

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.

Developed Acreage. The number of acres which are allocated or assignable to producing wells or wells capable of production.

Developed Well. A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

Dry Hole. A well found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion as a developed oil or natural gas well.

Estimated Future Net Revenues. Revenues from production of oil and natural gas in an unproved area, net of all production-related taxes, lease operating expenses and capital costs.

Exploratory Well. A well drilled to find and produce oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir.

Farm-in. An agreement whereby the lease owner agrees to allow another to drill a well or wells and thereby earn the right to an assignment of a portion or all of the lease, with the original lease owner typically retaining an overriding royalty interest and other rights to participate in the lease.

Field. One or more reserves related to the same individual geological structural feature.

Gross acres or gross wells. The total acres or wells, as the case may be, in which a working interest is owned.

Lease Expirations. Oil and natural gas leases are for a fixed period. Under certain circumstances, if no well is drilled or production ceases a situation may be created in which the number of acres holding oil for production would be in excess of production holding regulations. In Texas, for example, the production holding regulation for an oil well is 40 acres. If there is no production for six months, the lease expires naturally and reverts back to the mineral rights holder.

Mcf. One thousand cubic feet of natural gas.

Net Acres or Net Wells. The sum of the fractional working interests owned in gross acres or gross wells.

Net Oil and Natural Gas Sales. Oil and natural gas sales less oil and natural gas production expenses.

Net Production. Production that is owned by the Company after royalties and oil and natural gas production due others.

Overriding Royalty Interest. An interest in an oil and natural gas property entitling the owner to a share of oil and natural gas production free of costs of exploration and production.

Payout. That point in time when a party has recovered monies out of the production from a well equal to the cost of drilling and completing the well and the cost of operating the well through that date.

Productive Well. A well that is producing oil or natural gas or that is capable of production in paying quantities.

Properties. Any ownership in, or an interest representing the right to, or the participation in, the extraction of oil and/or natural gas. The term also includes a nonoperating interest, such as royalty interests or production interests payable in oil and/or natural gas.

Proved Developed Non-Producing Reserves. Reserves that consist of (i) Proved Reserves from wells which have been completed and tested but are not producing due to lack of market or minor completion problems which are expected to be corrected and (ii) Proved Reserves currently behind the pipe in existing wells and which are expected to be productive due to both the well log characteristics and analogous production in the immediate vicinity of the wells.

Proved Developed Producing Reserves. Reserves that can be expected to be recovered from currently producing zones under the continuation of present operating methods.

Proved Developed Reserves. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Proved Reserves. The estimated quantities of oil, and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Proved Undeveloped Reserves. Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

Recompletion. The completion for production of an existing well bore in a different formation or producing horizon from that in which the well was previously completed.

Reservoir. A separate confined underground formation containing a natural accumulation of producible oil and/or natural gas.

Royalty Interest. An interest in an oil and natural gas property entitling the owner to a share of oil and natural gas production free of costs of production.

SEC PV-10. The present value of proved reserves is an estimate of the discounted future net cash flows from each of the properties at March 31, 1998, or as otherwise indicated. Net cash flow is defined as net revenues less, after deducting production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. As required by rules of the Securities and Exchange Commission (the "Commission"), the future net cash flows have been discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. In accordance with Commission rules, estimates have been made using constant oil and natural gas prices and operating costs, at March 31, 1998 or as otherwise indicated.

Shut-In. To close down a producing well or field temporarily for repair, cleaning out, building up reservoir pressure, lack of a market or similar conditions.

Sidetrack. A drilling operation involving the use of a portion of an existing well to drill a second hole, in which a milling tool is used to grind out a "window" through the side of a drill casing at some selected depth. The drilling bit is then directed out of the window at a desired angle into previously undrilled strata. From this directional start, a new hole is drilled to the desired formation depth and casing is set in the new hole and tied back into the older casing, generally at a lower cost than the cost to drill a new well because of the utilization of a portion of the original casing.

Undeveloped Acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

Unproved Properties. Lease acreage on which wells have not been drilled, but are believed to be candidates for probable or possible oil and natural gas reserves.

Working Interest. The operating interest that gives the owner of the property or mineral rights the right to (i) drill, produce and conduct operating activities on the property; and (ii) a share of the production, subject to all royalties, overriding royalties and other burdens as well as all costs of exploration, development and operations and all risks in connection therewith.

Workover. Work performed on a well, subsequent to the initial drilling and completion phase of a well. Typically, a workover involves procedures to repair a well or to improve a well's production.

                        NATIONAL EQUITIES HOLDINGS, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                                                                                  MARCH 31,1998
                                                                                                                  -------------
ASSETS
------

CURRENT ASSETS:
                                                           CASH                                                     $   63,476
                                                           ACCOUNTS RECEIVABLE                                           8,069
                                                           PREPAID EXPENSES                                                720
                                                                                                                    ----------
                                                           TOTAL CURRENT ASSETS                                         72,265
                                                                                                                    ----------
OIL AND NATURAL GAS PROPERTIES, AS DETERMINED              OIL AND NATURAL GAS PROPERTIES, PROVED                      263,586
        BY THE SUCCESSFUL EFFORTS                          OIL AND NATURAL GAS PROPERTIES,
        METHOD OF ACCOUNTING                               UNPROVED AND UNDEVELOPED                                  1,816,670
                                                           WELL AND RELATED EQUIPMENT                                  211,855
                                                           LESS:  ACCUMULATED DEPLETION,
                                                                  DEPRECIATION AND AMORTIZATION                        (57,576)
                                                                                                                    ----------
                                                           TOTAL OIL AND NATURAL GAS PROPERTIES                      2,234,535
                                                                                                                    ----------
OTHER ASSETS
                                                           INVESTMENT IN LIMITED PARTNERSHIP
                                                           INTERESTS OF RST/HORSE (NOTE 4)                           2,562,000
                                                           PROPERTY, PLANT AND EQUIPMENT-
                                                           OFFICE EQUIPMENT                                              3,385
                                                           DEPOSITS                                                      6,039
                                                                                                                    ----------
                                                           TOTAL OTHER ASSETS                                        2,571,424
                                                                                                                    ----------
TOTAL ASSETS                                                                                                        $4,878,224
                                                                                                                    ==========

   The accompanying notes are an integral part of these financial statements.

                        NATIONAL EQUITIES HOLDINGS, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)


                                                                                                                  MARCH 31, 1998
                                                                                                                  --------------
LIABILITIES AND CAPITAL:
------------------------

CURRENT LIABILITIES:
                                                           ACCOUNTS PAYABLE                                         $    67,163
                                                           ACCRUED EXPENSES                                              60,000
                                                           ACCRUED INTEREST                                               2,650
                                                           NOTE PAYABLE (NOTE 8)                                        276,099
                                                           NEHI DEBENTURES (NOTE 6)                                     120,000
                                                                                                                    -----------
TOTAL LIABILITIES                                                                                                       525,912
                                                                                                                    -----------
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY:
PREFERRED STOCK
                                                           1,000,000 SHARES AUTHORIZED
                                                           AT $0.001 PAR VALUE; NONE
                                                           ISSUED AND OUTSTANDING
COMMON STOCK
                                                           49,000,000 SHARES AUTHORIZED AT
                                                           $0.001 PAR VALUE:
                                                           37,874,980 SHARES ISSUED AND
                                                           OUTSTANDING                                                   37,875
PAID IN CAPITAL                                                                                                       9,196,159

ACCUMULATED (DEFICIT)                                                                                                (4,881,722)
                                                                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY                                                                                            4,352,312
                                                                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                                          $ 4,878,224
                                                                                                                    ===========

                        NATIONAL EQUITIES HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    ------------------
                                                                1998                   1997
                                                                ----                   ----
REVENUE:
                 SALES                                     $     9,670           $    43,166
                 OTHER INCOME                                    9,000                16,008
                 LESS:
                 LEASE OPERATING EXPENSES                      (14,568)              (53,173)
                                                           -----------           -----------
GROSS PROFIT                                                     4,102                 6,001

GENERAL AND ADMINISTRATIVE EXPENSES                           (192,625)             (154,806)
INTEREST EXPENSE                                                (2,650)              (69,616)
                                                           -----------           -----------
NET (LOSS)                                                 $  (191,173)          $  (218,421)
                                                           ===========           ===========
WEIGHTED AVERAGE
  NUMBER OF SHARES OUTSTANDING                              36,754,380            14,873,630

BASIC (LOSS) PER SHARE                                     $    (0.005)          $   (0.0146)
FULLY DILUTED (LOSS) PER SHARE                             $    (0.005)          $   (0.0146)

                        NATIONAL EQUITIES HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                ------------------
                                                                           1998                    1997
CASH FLOWS FROM
OPERATING ACTIVITIES:

                 Cash received from operations                         $  18,670                 $ 59,174
                 Lease operating expenses paid                           (14,568)                 (53,173)
                 Interest paid on Erin Oil Debentures                         --                 (135,213)
                 General and administrative expenses paid               (121,244)                (154,806)
                                                                       ---------                ---------
Net Cash Used in Operating Activities                                   (117,142)                (284,018)
                                                                       ---------                ---------
CASH FLOW FROM
INVESTING ACTIVITIES

                 (Increase) in Capital Expenditures                       (3,385)                 (25,809)
                                                                       ---------                ---------
Net Cash Used in Investing Activities                                     (3,385)                 (25,809)
                                                                       ---------                ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
                 Payments to Shareholder                                  (2,361)                      --
                 Stock Issued for Services                                  (650)                      --
                 Advance (to) from Affiliate                                  --                 (302,341)
                 Sale of 1998 NEHI Debentures                            125,000                       --
                                                                       ---------                ---------
Net Cash Provided by Financing Activities                                121,989                  302,341
                                                                       ---------                ---------
Net Increase (Decrease) in Cash                                            1,462                   (7,486)
Cash Balance, Beginning                                                   62,014                    3,480
                                                                       ---------                ---------
Cash Balance, Ending                                                   $  63,476                $  (4,006)
                                                                       =========                =========

                        NATIONAL EQUITIES HOLDINGS, INC.

      RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
                                  (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                ------------------
                                                                           1998                     1997


                Net (Loss)                                             $(191,173)               $(218,421)
                Decrease in assets                                        10,005                    --
                Increase (Decrease) in Accrued Expenses                   64,026                  (65,597)
                                                                       ---------                ---------
Net Cash Used in Operating Activities                                  $(117,142)               $(284,018)
                                                                       =========                =========

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 1998

NOTE 1:  Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited Financial Statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Due to the untimely filing of this Form 10-QSB for the quarterly period ended March 31, 1998, the Notes to the Financial Statements contain information of events which have occurred subsequently to the date of the financial statement presentation in order to conform to the financial statement disclosure contained in the Form 10-QSB for the quarterly period ended June 30, 1998, filed concurrently herewith.

This summary of significant accounting policies of NATIONAL EQUITIES HOLDINGS, INC. ("NEHI" or the "Company") is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity.

a. Organization and Business Activities:

The Company was formed on November 24, 1987 and is an independent oil and natural gas exploration and production company with operations focused on properties in western Texas and West Virginia. See Item 2 - Management's Discussion and Analysis or Plan of Operations - Plan of Oil and Natural Gas Operations. The Company operates in an environment with many financial and operating risks, including, but not limited to, the ability to acquire additional economically recoverable oil and natural gas reserves, the inherent risks of the search for, development of and production of oil and natural gas, the ability to sell oil and natural gas at prices which will provide attractive rates of return, the highly competitive nature of the industry and local and worldwide economic conditions. The Company's ability to expand its reserve base and diversify its operations is also dependent upon obtaining the necessary capital through operating cash flow, borrowings or the issuance of additional equity.

b. Cash and Cash Equivalents:

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and highly liquid debt instruments purchased with a maturity of three months or less, to be cash equivalents.

c. Revenue Recognition:

The Company recognizes revenue from oil produced at the point of sale, which is deemed when the oil is run from the field production storage tanks to purchasers. Natural gas is not stored on the leased property; thus, revenue is recognized at the point of production and sale because they are the same.

d. Basis of Accounting:

The Company prepares its financial statements and federal income taxes on the accrual basis of accounting. The Company's oil and natural gas properties are accounted for using the "Successful Efforts" basis of accounting.

Costs to acquire mineral interests in oil and natural gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

Unproved oil and natural gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized, based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and natural gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

e. Oil and natural gas leases held for resale:

The Company has acquired and may continue to acquire certain oil and natural gas leases from time to time in the future for the purpose of contributing the leases to affiliated oil and natural gas partnerships or selling the leases to industry partners for cash consideration. Such leases held for resale are periodically reviewed to determine if they have been impaired. If impairment exists, a loss is recognized by providing an impairment allowance. Abandonments of oil and natural gas leases held for resale are charged to expense. With respect to leases transferred to affiliated oil and natural gas partnerships, the determination of recovery of total costs is made on a partnership-by-partnership basis.

f. Capitalized interest:

The Company capitalizes interest on expenditures for significant exploration and development projects during the period in which such activities are in progress.

g. Management Fees:

In connection with the planned sponsorship of oil and natural gas partnerships, the Company will seek to receive a management fee from such partnerships, which will be credited to income as earned.

h. Income Taxes:

The Company records income taxes in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. The Company does not have any deferred tax liabilities as of the date of these financial statements.

i. Asset Impairment

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," applies to (1) long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and (2) long-lived assets and certain identifiable intangibles to be disposed of. Management is responsible for considering whether an asset is impaired. SFAS 121 requires impairment testing of assets to be held and used only when events or circumstances indicate carrying amounts may not be recoverable. Management performs a review of its long-lived assets annually.

Proved Reserves are reviewed annually by independent petroleum engineers who issue a report which estimates discounted future cash flows. Management will review these reports for indicated impairment and take appropriate steps. If such impairment is determined to exist, a loss is recognized by providing for an impairment allowance.

j.  Property, Plant and Equipment:

Property and equipment are carried at cost. Oil and natural gas pipelines and equipment are depreciated on the straight-line method over their estimated lives, typically fifteen years. Other property is also depreciated on the straight-line method over their estimated lives, ranging from three to ten years.

k. Per Share Amounts:

The Company has adopted SFAS No. 128, "Earnings per Share." In accordance with SFAS No. 128, the Company's basic earnings (loss) per share amounts have been computed based on the average number of common shares outstanding.

l.  Reclassification:

Certain financial statement items have been reclassified to conform to the current year's presentation. In addition, the financial statements and the Notes thereto contain information concerning subsequent events, due to the untimely filing of this Form 10-QSB. See "Basis of Presentation."

m.  Use of Estimates:

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities in the financial statements, including the use of estimates for oil and natural gas reserve information and the valuation allowance for deferred income taxes. Actual results could differ from those estimates. Estimates related to oil and natural gas reserve information and the standardized measure are based on estimates provided by independent engineering firms. Changes in prices could significantly affect these estimates from year to year.

NOTE 2:  Going Concern:

The three months ended March 31, 1998 continued a period of losses in NEHI's oil and natural gas operations. This cycle of increasing operating losses has raised concerns regarding the Company's ability to continue as a going concern. Management has taken steps to overcome these negative trends by acquiring interests in two limited partnerships, one of which has a patent pending for a down-hole drilling tool known as a "rotary steerable device" (the "Device"). Management has also entered into farm-in agreements in West Virginia. As of March 31, 1998, the Company was awaiting the receipt of an independent report with respect to the oil and natural gas reserve evaluations of such property. In April, 1998, the Company received the independent evaluation, which states that the oil and natural gas reserves contained on such property are estimated to be substantial.

NOTE 3: Volatility of Oil and Natural Gas Prices:

The Company's revenues, profitability and the carrying value of its oil and natural gas properties are substantially dependent upon prevailing prices of, and demand for, oil and natural gas and the costs of acquiring, finding, developing and producing reserves. The Company's ability to borrow, to repay outstanding indebtedness, and to obtain additional capital on attractive terms is also substantially dependent upon oil and natural gas prices. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuations in response to: (i) relatively minor changes in the supply of, and demand for, oil and natural gas; (ii) market uncertainty; and
(iii) a variety of additional factors, all of which are beyond the Company's control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and natural gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions.

NOTE 4:  Asset Acquisition:

On August 9, 1996, the Company acquired from Mr. Bill Knollenberg, a director and former senior executive officer of the Company, the oil and natural gas reserves of Erin Oil Exploration, Inc., a Texas corporation,

("Erin Oil") for 13,122,045 shares of NEHI Common Stock having a fair market value of $6,854,486 as of the date of the acquisition. Of these 13,122,045 shares of Common Stock, all of such shares are held by Gulf Minerals Exploration, a general partnership ("Gulf Minerals") of which Mr. Bill Knollenberg and his wife, Mrs. Doris C. Knollenberg are each 20% partners and Mr. A. Bradley Knollenberg, their son, holds a 60% partnership interest. As a part of this transaction, the Company assumed the liability for convertible debentures issued by Erin Oil in the amount of $2,770,000. This transaction is the subject of litigation between the Company and the Knollenbergs as well as Erin Oil and Gulf Minerals. See Note 6 to the Notes to the Financial Statements,
Part II - Other Information, Item 1 - Legal Proceedings and Exhibit 10.2 hereto.

On November 1, 1997 the Company acquired a 25% limited partnership interest in HORSE ENERGY LP, a Texas limited partnership ("HORSE"). NEHI issued a total of 7,871,023 shares of common stock having, as of such date, a fair market value of $1,338,074 (or $0.17 per share) to HORSE. HORSE is an exploration and development entity formed for the purpose of engaging in advanced technology and innovation for the production of oil and natural gas reserves. NEHI agreed to invest, as a non-operating partner, $5,000,000 in drilling ventures to be assembled and operated by HORSE. This transaction is the subject of litigation between the Company and the Knollenbergs as well as Erin Oil and Gulf Minerals. See Part II - Other Information, Item 1 - Legal Proceedings.

The general partner of HORSE is Horse Energy, LLC ("HE LLC"). The other limited partners of HORSE are Messrs. George Sutherland, Feroze Variava and Jack Chance, who serve as directors of and maintain senior management positions with the Company. Messrs. Sutherland, Variava and Chance have significant experience in the oil and natural gas exploration industry having been involved, in the aggregate, in the drilling of in excess of 500 horizontal, 50 re-entry and 20 multilateral horizontal wells. See Exhibit 10.4 hereto.

On November 5, 1997, the Company acquired a 25% limited partnership interest in Rotary Steerable Tools (USA) LP, a Texas limited partnership ("RST"). NEHI issued 6,551,022 shares of Common Stock having, as of such date, a fair market value of $1,113,674 (or $0.17 per share), as well as $250,000 in cash in return for such interest in RST. Former management of NEHI simultaneously sold five percent of NEHI's interest in RST to an unaffiliated third party for $250,000 in cash, whereby the Company's interest in RST was reduced to 20%. NEHI has an obligation to fund certain expenses up to $1,000,000 to be incurred in relation to the development of the Device in return for its interest in RST. See Exhibit
10.5 hereto.

The transaction between NEHI and RST has been accounted for at cost. SFAS No. 123, "Accounting for Stock-Based Compensation" states "...the fair value of the equity instruments issued shall be used to measure the transaction if that value is more reliably measurable than the fair value of the consideration received." The general partner of RST is Rotary Steerable Tools LLC, a Texas limited liability company ("RST LLC"). The other limited partners of RST are Messrs. Jack Chance, Chairman and Chief Executive Officer of the Company, and Steve McLoughlin, the Company's Treasurer and Executive Vice President of Oilfield Services. Messrs. Chance and McLoughlin are the inventors and owners of the intellectual property related to the Device. See Part II - Other Information,
Item 1 - Legal Proceedings and Exhibit 10.5 hereto.

The Device is patent pending and is presently in the patent application process. A patent application was filed in the United Kingdom in 1995. Subsequently, an international patent application, under the Patent Cooperation Treaty, was filed in 1996. The international patent application was published on October 10, 1996 under serial number WO-96-31679. The priority date on the international patent application is April 5, 1995. A patent was applied for in the United States on October 5, 1997. Applications for patents in other countries have also been submitted. The Device, used in connection with steerable oil and natural gas drilling, is generally described as a down-hole adjustable device for trajectory control in the drilling of deviated wells. The Device can be used for horizontal and multilateral drilling. The Device has not yet been offered commercially. RST is the licensee in the United States for the Device.

The Device is designed to enable drillers to control the inclination and direction of the well bore while maintaining complete rotation of the drillstring at all times during the drilling process. The Device uses the static method of rotary steering and the Device is self-aligning within the borehole. Forces are applied continuously to the borehole by means of an eccentric cam which can be rotated and then locked into place during drilling. During drilling, there are no moving parts. The Device has three major components. The mandrel carries all axial and torque loadings from the drillstring to the drill bit. The inner sleeve is the eccentric cam component which transmits forces to the borehole wall by means of blades which are set on the outer housing. The outer housing contains the pregnant, self-aligning portion of the Device. It has two parallel short stabilizer blades set at a distance of approximately two to three feet from the face of the drill bit. The blades apply radial forces to the borehole. The blades can be removed in the field and shimmed to different heights which results in a change in the dog-leg characteristics which the Device can provide. The outer housing contains the mechanical means of controlling the position of the inner sleeve, as well as the power source and instrumentation for the Device. The Device is only eight feet long, which allows survey instrumentation to be placed closer to the drill bit, and the quality of formation evaluation information can be better because the drilling mud will have had less time to contaminate the rock formation.

The competitive market for steerable drilling tools includes such companies as:
Baker Hughes Inteq, Camco, Cambridge, Halliburton, Schlumberger and Sperry-Sun, which manufacture and market similar drilling equipment which would compete with the Device. Two prototype Devices are in the advanced stages of development by RST and field testing is anticipated to begin in the first quarter of 1999.

Messrs. Chance, McLoughlin, Sutherland and Variava each have extensive oil and natural gas industry experience, particularly in horizontal and multi-lateral oil and natural gas drilling. With the RST/Horse transactions, the Company and its current management is in the process of developing plans to refocus the Company as an exploitation and oilfield service company and to use the Device on its own drill sites and for the drill sites of others.

NOTE 5: Change in Control:

The RST/HORSE transactions resulted in a change of control of the Company. Bill Knollenberg was the only serving officer and director of the Company in November 1997, and, as a part of such transactions, appointed the four individuals, who have controlling interests in RST and/or HORSE, as directors and officers of the Company.

In February 1998, an agreement (the "February 1998 Agreement") was entered into pursuant to which certain principal shareholders of NEHI agreed that the Company's Board of Directors would consist of three Directors selected collectively by Bill M. Knollenberg, Bradley Knollenberg and Doris Knollenberg; three Directors selected collectively by Jack Chance, George Sutherland, Feroze Variava and Steve McLoughlin; and one ex-officio advisor, to be selected by the parties to the agreement, who would have authority to vote if the Board of Directors was deadlocked. See Exhibit 10.7. As part of the February 1998 Agreement, Daniel R. Kirshbaum, Esq., former counsel to the Company, was designated to serve as the initial ex-officio advisor until such time as he resigned or was replaced by the Board of Directors and Mr. McLoughlin agreed to resign. Mr. McLoughlin's resignation was effective in April 1998. NEHI was not a party to the February 1998 Agreement and, current Management does not believe the Company is bound by such agreement. Based upon this conclusion, it is the Company's position that the present directors of the Company are: Messrs. Jack Chance, George Sutherland, Feroze Variava, Bill M. Knollenberg and A. Bradley Knollenberg. Mr. Bill Knollenberg tendered his resignation as Chairman of the Board of Directors (but, not as a director) and Chief Executive Officer of the Company on December 8, 1997. Current corporate officers and management are Messrs. Jack Chance, Chairman and Chief Executive Officer, George Sutherland, President and Chief Operating Officer, Feroze Variava, Executive Vice President of Operations and Secretary and Steve McLoughlin, Executive Vice President of Oilfield Services and Treasurer. See
Part II - Other Information, Item 1 - Legal Proceedings.

NOTE 6 - Convertible Debentures:

1996 Transactions: As a part of the acquisition of the oil and natural gas reserves from Erin Oil in 1996, the Company assumed liability for convertible debentures previously issued by Erin Oil and outstanding as of September 30, 1996 ("Erin Oil Debentures"). The Erin Oil Debentures were issued at various times during 1996 at interest rates of 8 to12% due January 5, 1998. As of January 5, 1997, the first anniversary date of the Erin Oil Debentures, such debentures were available for conversion into common stock of the Company. The conversion ratio varied from $0.75 to $2.00 per share of Common Stock, depending upon the amount of such debenture. A principal amount of $5,000,000 was authorized by the Erin Oil Board of Directors, of which $2,770,000 were sold and outstanding at September 30, 1996. An additional $698,000 of Erin Oil Debentures were sold by Erin Gas Producers, Inc. ("Erin Gas"), another company affiliated with Mr. Bill Knollenberg, from October 1 through December 31, 1996, and subsequently assigned to the Company, bringing the total amount of outstanding Erin Oil Debentures to $3,468,800. If fully converted on January 5, 1997, the outstanding Erin Oil Debentures would have represented 3,048,638 additional shares of the Company's Common Stock.

1997 Transactions: On May 27, 1997, the NEHI Board, through its sole director, Mr. Bill Knollenberg, approved the conversion of $745,000 of Erin Oil Debentures into 597,903 shares of NEHI common stock. On December 18, 1997, the Company entered into an agreement with Erin Oil and Mr. Bill Knollenberg (the "December 18, 1997 Agreement"). The December 18, 1997 Agreement, which was not an arms-length transaction, transferred the liability for the balance, which amounted to $2,746,080, as of December 16, 1997, of the outstanding Erin Oil Debentures and accrued interest to Mr. Bill Knollenberg and Erin Oil. See
Exhibit 10.6 hereto. At the time the Erin Oil Debentures were sold to the public, it was represented that such debentures would be convertible into common stock of a public company represented as NEHI. Because of these representations, the Company agreed to hold, 2,913,200 shares of the Company's Common Stock to be used by Erin Oil for the express purpose of converting the outstanding Erin Oil Debenture debt. Based on the December 18, 1997 Agreement, Erin Oil, Gulf Minerals and Mr. Bill Knollenberg have assumed any additional liability for payment or conversion of the Erin Oil Debentures. As Erin Oil retires these debentures, a corresponding amount of Common Stock will be released from the escrow. As of March 31, 1998, 1,944,746 shares of Common Stock had been exchanged for Erin Oil Debentures and the balance of the stock was held in escrow. In addition, the transaction had the effect of removing approximately $2,621,800 of debt from the Company's balance sheet. Current Management believes the 2,913,200 shares of Common Stock held by the Company satisfy NEHI's liability for these debentures.

In August, 1998, it was discovered that from August through September, 1997, $120,000 of NEHI Series A Convertible Debentures were sold by former management of NEHI at an interest rate of 8% due August 25, 1999 ("1997 NEHI Debentures"). According to the 1997 NEHI Debenture documents, these debentures are part of a series of NEHI convertible debentures of up to an aggregate principal of $1,000,000. Other than the $120,000 of debentures, current Management has been unable to determine whether any additional debentures of these series have been sold and are outstanding, but intensive efforts to ascertain the likelihood of additional outstanding debentures are on-going. The Company does not intend to meet the interest obligation, which was due on these debentures on August 25, 1998, and based on discussions with the present debenture holders, the Company and such holders have agreed to convert such debentures to Common Stock. Upon conversion, the outstanding debentures will represent 282,258 additional shares of the Company's Common Stock. See Exhibit 4.2 hereto.

NOTE 7 -  Stock Options:

On August 9, 1996, an option was granted to Diversified Service Brokers, Inc., an unrelated party, to purchase 200,000 shares of the common stock of the Company, at $0.44 per share. This option expires on August 8, 1999 and was based on a previous purchase of stock for cash at $0.44 per share. The Company has elected to account for its stock options under the fair value method of accounting for stock-based compensation plans. This stock option, which was granted as a result of the Erin Oil transaction, is the only currently outstanding stock option. The Company has not issued any compensation based stock options to employees.

NOTE 8:  Related Party Transactions:

During 1997, Mr. Bill Knollenberg as Chief Executive Officer of NEHI and representing the then majority common stock interests, represented to the Board of Directors that personal advances by him had been made to the Company totaling $278,460, which covered operating cash shortfalls and investments made by the Company. These advances were made as needed to the Company and were unsecured. Subsequent to December 31, 1997, the Company executed a note in the amount of $200,000 to Mr. Knollenberg with payment due December 31, 1998. To cover the difference and interest, the Company issued 400,000 shares of restricted common stock to Mr. Knollenberg. These accounts are being reviewed by NEHI and are a part of ongoing litigation. Accordingly, the note payable reflected on the balance sheet is an obligation outstanding to Mr. Bill Knollenberg. See also Notes 4 and 6 to the Notes to the Financial Statements and Part II - Other Information, Item 1 - Legal Proceedings.

The following shares were issued to the Knollenbergs in 1997, all in connection with services rendered:

Related Party               No. of Shares         Date Issued        Fair Value

A. Bradley Knollenberg        1,000,000         July 3, 1997           Unknown
Doris C. Knollenberg          1,000,000         December 9, 1997       Unknown
Bill Knollenberg                885,052         December 8, 1997       Unknown

These transactions have not been accounted for at a known value, due to lack of marketability of the common stock at the time of approval and the unknown fair value of the services rendered. Restrictions on the sale of this Common Stock under SEC Rule 144 create additional valuation problems. Accordingly, a zero value has been assigned to this transaction in these financial statements.

The issuance of the aforementioned shares is also the subject of ongoing litigation. See also Part II - Other Information, Item 1 - Legal Proceedings.

NOTE 9:  Year 2000 Issues:

The Year 2000 issue ("Y2K") is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculation. NEHI currently uses an oil and natural gas accounting program running on a Windows 95 operating system. Management is currently checking with the software vendor to see if this accounting program is Y2K compliant. Management is also reviewing the Company's individual desktop units to insure that these units are Y2K compliant. Assuming all systems are non-compliant, the cost of Y2K compliance would be less than $30,000.

NOTE 10: Commitments and Contingencies:

Based on agreements between NEHI and RST and HORSE, the Company has commitments to pay $1,000,000 and $5,000,000 to RST and HORSE, respectively. The principals of RST and HORSE have indicated that neither RST or HORSE intend to enforce these commitments at this time and therefore such commitments are not reflected on the balance sheet. See Exhibits 10.4 and 10.5 hereto.

In addition, see Note 6 to the Notes to the Financial Statements with respect to shares of Common Stock (i) held in escrow by the Company to retire the Erin Oil Debentures and (ii) to be issued in connection with the conversion of the $120,000 of outstanding 1997 NEHI Debentures. In the event any additional debentures of the series of up to $1,000,000 1997 NEHI Debentures are discovered outstanding, the Company will need to meet its obligations to the holders of such debentures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward Looking Information

This Form 10-QSB contains certain forward looking statements. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," anticipates," "estimates," or "continue" or comparable terminology or the negative thereof are intended to identify certain forward-looking statements. These statements by their nature involve substantial risks and uncertainties, both known and unknown, and actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such statements speak only as of the quarter ended March 31, 1998 and the Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. See Exhibit 99.4 hereto.

Company Control

Until November, 1997, the Company was under the management and control of Mr. Bill Knollenberg, who acquired the controlling interest in NEHI in September of 1996 through a transaction involving a transfer of certain leasehold interests located in Fisher and Scurry County, Texas from Erin Oil Exploration, Inc.("Erin Oil"), a company owned by Mr. Knollenberg, in exchange for 14,022,045 shares of NEHI common stock. In addition, NEHI assumed $2,770,000 of Erin Oil Debentures as part of the transaction in which Mr. Knollenberg gained controlling interest in the Company as well as $698,000 in convertible debentures of Erin Gas Producers, Inc. ("Erin Gas"),another affiliated company of Mr. Knollenberg. In 1997, Mr. Knollenberg issued to himself and/or his family or affiliated businesses, 7,000,000 additional shares of NEHI common stock of which 4,114,947 shares have been returned to the Company and 2,885,082 remain in control of Mr. Knollenberg or his affiliates. The issuance of these shares is the subject of ongoing litigation. See also Part II - Other Information, Item 1 - Legal Proceedings.

Also in December 1997, Mr. Bill Knollenberg resigned as Chairman and Chief Executive Officer of the Company and appointed Messrs. George Sutherland, Jack Chance, Feroze Variava and Steve McLoughlin, as directors and officers of the Company ("Current Management"). These individuals have extensive management and technical skills in oilfield services and hold various positions with RST and HORSE. See Note 4 to the Notes to the Financial Statements.

On December 18, 1997, the Company agreed to hold 2,913,200 shares of NEHI Common Stock to be used to convert the Erin Oil Debentures in exchange for an agreement from Mr. Knollenberg that he and his companies would assume and retire certain existing long-term debt of Erin Oil previously assigned by Mr. Knollenberg to NEHI, when Mr. Knollenberg acquired controlling interest of NEHI in 1996. See
Note 6 to the Notes to the Financial Statements.

Results of Operations

Three Months Ended March 31, 1998 and 1997

The Company's operations resulted in a net loss of $191,000 for the three months ended March 31, 1998 representing a $27,000 decrease from the net loss of $218,000 for the same period in 1997. This decrease was primarily due to the elimination of the interest expense on the Erin Oil Debentures. See Note 6 to the Notes to the Financial Statements.

The Company's revenues totaled $19,000 for the three months ended March 31, 1998 compared to $59,000 for the same period in 1997, as decreased of $40,000. Of such $19,000, $10,000 represented oil sales primarily from the Fisher County, Texas properties and $9,000 represented well administrative fees.

The cost of revenue decreased from $53,000 for the three months ended March 31, 1997 to $15,000 for the three months ended March 31, 1998 due to a decrease in lease operating expenses.

General and Administrative expenses increased $38,000 from $155,000 for the three month period ended March 31, 1997 to $193,000 for the same period in 1998. This increase was primarily related to accrued management compensation over the three-month period ended March 31, 1998.

With Erin Oil re-assuming the liability in December 1997 for $3,468,800 of its 8% convertible debentures, which had been transferred to NEHI as part of the 1996 acquisition transaction, there was no longer a need to accrue interest thereon after the 1997 year end. During the three months ended March 31, 1997, $70,000 of interest was accrued on such debentures. See Note 6 to the Notes to the Financial Statements.

Liquidity and Capital Resources

During the three months ended March 31, 1998, the Company initiated efforts to secure capital resources for lease acquisition and drilling projects. This was pursued primarily through the private placement offering of a new issuance of up to $20,000,000 of NEHI Series A 9% Convertible Debentures, which commenced in January 1998, ("1998 NEHI Debentures"). The $125,000 obtained as proceeds from this offering through March 31, 1998 have been used to fund lease acquisitions, well workover projects and to pay general and administrative costs.

Capital expenditures of $3,385 for the first quarter of 1998 which were funded by cash flows, consisted primarily of purchases of office equipment.

The Company is currently pursuing inexpensive workovers on West Texas properties, low cost drilling opportunities and joint ventures with industry partners to improve cash flow for 1998.

The Company's liquidity requirements for the remainder of 1998 are anticipated to be $450,000. The Company presently exhibits serious cash flow problems and therefore its ability to meet such liquidity requirements is in question. Continuing efforts to raise working capital through the private placement of the 1998 NEHI Debentures is one source to meet such requirements, however, these efforts are in abeyance pending compliance with fulfilling the reporting requirements with the Commission. See Part II -- Other Information, Item 5. Other Information. It is anticipated that such efforts will be renewed in the fourth quarter of the 1998 fiscal year; however, there is no assurance that such placements will be successful or sufficient to meet the Company's needs.

Plan of Oil and Natural Gas Operations

The identification and development of proven oil and natural gas prospects to achieve reserve growth, increase cash flow, and enhance share value are the central focus of the Company's business. Prospects are generated primarily internally, by joint venture participation with industry partners, and by consulting explorationists with which the Company has working relationships.

The Company's strategy is to exploit proven prolific oil and natural gas reserves quickly and efficiently through the use of advanced technology and innovation. The Company will target oil and natural gas leases where the application of re-entry, horizontal and multilateral technology can be successfully applied.

In its efforts to acquire leases or other exploration rights in new prospect areas, the Company faces competition from major oil companies, independent oil firms, and oil and natural gas speculators. The ability to acquire leases or exploration rights is generally determined by the amount of cash required to obtain the property interest, the royalty or other interest reserved by the transferor, and the nature of any commitment to drill or complete other exploration.

Acquisition and divestitures of oil and natural gas properties are being pursued as part of the Company's strategy of securing properties that can best be exploited by the recently acquired interest in its affiliate company, HORSE. Re-entry, horizontal and multilateral development opportunities are being evaluated by HORSE and the Company plans to secure mineral lease positions when investment funds are available.

Properties

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

The oil and natural gas properties owned by the Company are also typically subject to royalty and other similar non-current cost bearing interests customary in the industry. The Company does not believe that any of these encumbrances or burdens will materially affect the Company's ownership or use of its properties.

         Coleman County, Texas

This property was acquired from Erin Oil. The Company has disposed of and written down its proved producing reserves for the Coleman County properties. Specifically, the Carroll Hinds Leases and the Rufus

Allen Leases were terminated due to poor production and low potential for applying alternative drilling technologies to boost production.

         Fisher County, Texas

This property was acquired from Erin Oil. The Fisher County properties contributed the most to NEHI production and proved producing reserves during the first three months of 1998. However, production declined significantly on these properties over the last twelve months from water breakthrough and mechanical well problems. Several workovers were performed in April and May and the properties are being evaluated for possible infill drilling potential. Long term plans are to divest of operating rights to these properties and retain a non-operated interest. It was determined in April 1998 that the leasehold interests to the Fisher County properties had never been transferred from Erin Oil to NEHI. As a result of the Company initiating the cause of action against Mr. Knollenberg, et al, in June 1998 (See Part II - Other Information, Item 1 - Legal Proceedings), Erin Oil executed and delivered the documents necessary to transfer the interests to NEHI late in July, 1998. The documents as delivered were dated April 1998.

         Scurry County, Texas

This property was acquired from Erin Oil. Management believes that substantial lease impairment may exist with respect to the Scurry/McMullen property and will be evaluating the property for a determination as to whether the reserves will be written off during the next quarter.

         Walker County, Texas

This property was acquired from Erin Oil. This block consists of 179.57 acres and is located in close proximity to successful horizontal Austin Chalk wells drilled by offsetting operators. The Austin Chalk is at 13,000 feet deep in this area, and can be a very prolific, high volume natural gas producer. The Company is pursuing the sale of this project or industry partners for joint venture. Drilling costs for this development have been estimated at $1,500,000 by the Company.

         Wirt County, West Virginia

In 1997, the Company extended its rights to a 10,122 acre "Roberts" oil and natural gas estate in Wirt County, West Virginia through a drilling farm-in commitment which was made on behalf of NEHI by company affiliate HORSE. The property is in close proximity to the Burning Springs Anticline where hydrocarbons have been produced since the early twentieth century. The Company has a two well drilling commitment on the property for the fourth quarter of 1998 and plans to target the Greenbriar and Pocano Injun Formations as well as the Fractured Devonian Shales using high angle multilateral well technology. It is anticipated that the Company's affiliate company, HORSE, will be engaged in the drilling aspects of the project, if and as funds become available.

The Company has received an oil and natural gas farm-in assignment of the first 200 acre "Roberts" tracts, and acquired a lease on a 102 acre contiguous tract, all of which the Company subsequently assigned to HORSE. The Company retained a lease payment and overriding royalty on this property.

The Company feels that this property has the potential, with independent oil reserve calculations placing the proven reserves worth more than $17,000,000 as of April, 1998, discounted at 10% over two thirds of well life. Additionally, the nature of the Devonian Shale Reservoir, makes this an ideal location to utilize high angle and horizontal well technology. The Company plans to joint venture with HORSE to drill and test high angle multilateral potential in these formations.

The transactions between NEHI and HORSE were not at arms-length; however, current Management believes that such transactions were necessary to pursue the Company's strategy to refocus its efforts towards oil and natural gas exploration and exploitation.

         Ritchie and Pleasants County, West Virginia

The Company did not include production or reserve numbers for its properties in Richie and Pleasants County, West Virginia. The Company was transferred its mineral rights leasehold interest in these wells during 1996 from Erin Gas, but has been unable to accurately determine chain of title to these properties. Erin Gas and RFBK Partners, which includes Mr. Bill Knollenberg as one of its partners, from whom NEHI would have obtained its assignment of these leases, are involved in a lawsuit with the previous owners of the properties. NEHI is investigating the situation and will claim production and reserve rights at such time that rightful title can be established, if at all.

Other

The Company intends to continue to focus on oil and natural gas investments for 1998 and the foreseeable future. New management, strategic lease acquisition, strategic equity investments by the Company or into the Company and joint venture drilling opportunities are all being pursued to improve NEHI's financial condition. NEHI is focusing on affiliation with companies in the oil field service sector of the industry. The affiliation with RST is in line with this philosophy. NEHI is also focusing on acquisition of oil and natural gas reserves that can be exploited through affiliation with HORSE, the horizontal technology company affiliate. NEHI plans to increase reserve holdings over the coming years, acquiring undeveloped reserves to increase company value. The Company will pursue development of these reserves through affiliation and joint venture relationships with other companies. This assumes that the Company can overcome its lack of liquidity and need for capital while proceeding with the current litigation.

                         NATIONAL EQUITIES HOLDING, INC,

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 16, 1998, the Company filed a lawsuit in the 295th Judicial District for the District Civil Court of Harris County, Texas, Case No. 98-28403, against Bill Knollenberg, Doris Knollenberg, Bradley Knollenberg, Erin Oil Oil Exploration Inc., and Gulf Minerals Exploration (collectively referred to as "Defendants"). Bill Knollenberg was the former Chairman of the Board, and remains a director of the Company. Doris Knollenberg is a former director of the Company and Bradley Knollenberg is a former officer of the Company and is also a director. The Company's complaint alleges, among other things, mismanagement of the business and financial affairs, of and breach of fiduciary duty to, the Company by Bill and Doris Knollenberg, self-dealing and wrongful conversion by the Knollenbergs in the issuance of securities of the Company to themselves, Erin Oil and Gulf Minerals for inadequate consideration. As a remedy for such alleged acts, the Company has demanded in its petition that Bill Knollenberg be removed from his position as a director of the Company, that an injunction be issued against the Defendants preventing them from directly or indirectly selling any securities of the Company held by them and that the Court, upon a proper finding, cancel and rescind the securities of the Company determined to be improperly issued to said Defendants. See Exhibit 99.1 hereto.

On July 10, 1998, the Defendants responded with a counterclaim in which, among other things, (a) it is being demanded that the Company be compelled to permit inspection of its books and records by the Knollenbergs, and (b) injunctive relief is being sought to (i) prevent the Company from hiring legal and accounting professionals; (ii) prevent the Company from having a board of directors meeting without all members of the board being given proper notice and an opportunity to participate; and (iii) declare a February 26, 1998 agreement among Bill, Bradley and Doris Knollenberg, Jack Chance, Steve McLoughlin, George Sutherland and Feroze Variava, individually, as valid and binding on the Company. See Exhibits 10.7 and 99.2 hereto.

The Defendants have also filed a third-party petition in the right of NEHI as shareholders and on behalf of all other shareholders alleging, among other things, Jack Chance, Steve McLoughlin, George Sutherland, Feroze Variava, RST and HORSE negligently failed to disclose materials facts and/or knowingly provided NEHI with material misinformation which led to the acquisition of the interests in both RST and HORSE by NEHI in issuing its securities to RST and HORSE for inadequate or no consideration thereby. See Exhibit 99.2 hereto.

On July 23, 1998, the parties to this litigation entered into an Interlocutory Agreement in which the issues relative to the inspection of books and records, the holding of a board of directors meeting and its procedure, and the holding of a shareholders meeting among other matters, were resolved. See Exhibit 99.3 hereto.

The Company cannot, as of this date, predict the outcome of this litigation.

On May 12, 1997, the Company, along with Bill M. Knollenberg, Erin Oil and Erin Oil Gas, was named as one of the defendants in an action by Suzanne R. Wilkes in the 165th Judicial District for the District Civil Court of Harris County, Texas, Case No. 97-25432, in which she claimed damages in connection with her purchase of debentures of Erin Oil. On May 5, 1998, a Mediation Settlement Agreement was executed between the parties in which a judgment against Mr. Knollenberg and Erin Oil was agreed. In addition, Ms. Wilkes was given the right to convert the Erin Oil debentures she owned into 400,000 shares of NEHI common stock. These 400,000 shares were to be issued out of the 2,913,200 shares, which had previously been set aside pursuant to an agreement between the Company and Erin Oil for the purpose of the conversion of the outstanding Erin Oil debentures. See Note 6 to the Notes to the Financial Statements and Part I - Financial Information - Item 2 Management's Discussion and Analysis or Plan of Operations.

ITEM 2.  CHANGES IN SECURITIES

                           Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                           Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           Not Applicable

ITEM 5.  OTHER INFORMATION

The Company has not filed its Form 10-KSB, the Annual Report for the year ended December 31, 1997 (the "Form 10-KSB"). The Company also has not filed the Form 10-QSB for the quarter ended March 31, 1998 nor has it filed its Form 10-QSB for the quarter ended June 30, 1998 in a timely manner. It has been unable to file the Form 10-KSB due to the necessity to resolve certain financial and legal disclosure items, some of which are the subject of litigation. See Part II, - Other Information, Item 1 - Legal Proceedings. The Company is currently working with its independent accountants and with special counsel to file such reports as soon as possible.

On August 4, 1998, the Board of Directors of the Company held a meeting in which it was resolved that a Special Meeting of the Company would be held after the filing of NEHI's Form 10-KSB in compliance with the Interlocutory Agreement and the Company's Amended and Restated Certificate of Incorporation and Bylaws. It is anticipated that the Form 10-KSB will be filed upon resolving these financial and legal disclosure items. The primary purposes of the Special Meeting will be the election of directors and the ratification of the Independent Certified Accountants retained to audit NEHI's financial statements for the year ended December 31, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits Required by Item 601 of Regulation SB

              Exhibit 3

                     (i)     Articles of Incorporation, **

                    (ii)     By-Laws, **

              Exhibit  4.1   Specimen Stock Certificate*

              Exhibit  4.2   Convertible Bond/Debenture**

              Exhibit 10.1   NEHI Incentive Stock Option Plan*

              Exhibit 10.2 Agreement between NEHI and Erin Oil, dated July 30, 1996**

              Exhibit 10.3 Option Agreement with Diversified Service Brokers Inc., dated August 9, 1996 *

              Exhibit 10.4 Agreement between NEHI and HORSE, dated November 1, 1998**

              Exhibit 10.5 Agreement between NEHI and RST, dated November 5, 1998**

              Exhibit 10.6 Agreement between Erin Oil and NEHI, dated December 18, 1997**

              Exhibit 10.7 Agreement by and among Bill Knollenberg, Doris Knollenberg, Bradley Knollenberg, Jack Chance, George Sutherland, Feroze Variava, and Steve McLoughlin dated February 26, 1998**

---------------------------

* Previously filed as an Exhibit to the Company's Form 10-KSB, as amended, for the Year Ended December 31, 1966 and incorporated herein by reference.

** Filed herewith.

              Exhibit 27     Financial Data Schedule**

              Exhibit 99.1 Petition of the Company Against Billy Knollenberg, et al., 295th Judicial District for the District Civil Court of Harris County, Texas, Case No. 98-28403 ("Case No. 98-28403")**

              Exhibit 99.2   Answer and Original Counterclaim in Case No.
                             98-28403**

              Exhibit 99.3   Interlocutory Agreement in Case No. 98-28403**

              Exhibit 99.4   Forward Looking Statements**

         (b)  Reports on Form 8-K.

              None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                NATIONAL EQUITIES HOLDINGS, INC.



DATE: October 19, 1998                          By: /s/ George Sutherland
      -----------------                             ----------------------------
                                                    George Sutherland, President
                                                     and Chief Operating Officer