Form 10QSB
period 1998-06-30
NATIONAL EQUITIES HOLDINGS INC /DE/
filed 1998-10-20
CIK 829324

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB
(Mark One)

[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________________to_____________________

Commission File Number   033-19992-LA

                        National Equities Holdings, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                              76-0539342
-------------------------------                                 ---------------
(State of other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                                  Identification
                                                                    Number)

13700 Veterans Memorial Drive
Suite 410
Houston, Texas                                                         77014
-----------------------------                                       ----------
(Address of principal                                               (Zip Code)
executive office)

Registrant's telephone number, including area code:  (281) 583-1280
                                                     --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes______ No X --------- As of September 30, 1998, the latest practicable date, 38,250,265 shares of the registrant's common stock, $.01 par value, were issued and outstanding based upon the Company's records. See, however, Part
II - Other Information, Item 1. Legal Proceedings in connection with claims concerning the issuance of certain of those securities and the consideration therefor.

===============================================================================

                        NATIONAL EQUITIES HOLDINGS, INC.

                                      INDEX

PART I.                    Financial Information                                                               Page
------                     ---------------------                                                               ----

                           Glossary of Selected Oil and Natural Gas Terms.........................................3

Item 1.                    Financial Statements...................................................................6

                           Balance Sheet as of June 30, 1998 (unaudited)..........................................6

                           Statements of Operations for the
                           Six Months Ended June 30, 1998
                           and 1997 (Unaudited) and the Three
                           Months Ended June 30, 1998 and 1997 (unaudited)........................................8

                           Statements of Cash Flows for
                           the Six Months Ended June 30, 1998
                           and 1997 (Unaudited) and the Three
                           Months Ended June 30, 1998 and 1997 (unaudited) .......................................9

                           Reconciliation of Net Loss to
                           Net Cash Used in Operating Activities for
                           the Six Months Ended June 30, 1998
                           and 1997 (Unaudited) and the Three
                           Months Ended June 30, 1998 and 1997 (unaudited).......................................10

                           Notes to Financial Statements ........................................................11

Item 2.                    Management's Discussion and Analysis or
                           Plan of Operations ...................................................................21

PART II.                   Other Information
-------                    -----------------
Item 1.                    Legal Proceedings.....................................................................27
Item 2.                    Changes in Securities................................................................ 28
Item 3.                    Defaults upon Senior Securities ......................................................28
Item 4.                    Submission of Matters to a Vote of Security Holders ..................................28
Item 5.                    Other Information ....................................................................28
Item 6.                    Exhibits and Reports on Form 8-K .....................................................29
Signatures                 ......................................................................................31

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

SEC PV-10. The present value of proved reserves is an estimate of the discounted future net cash flows from each of the properties at June 30, 1998, or as otherwise indicated. Net cash flow is defined as net revenues less, after deducting production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. As required by rules of the Securities and Exchange Commission (the "Commission"), the future net cash flows have been discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. In accordance with Commission rules, estimates have been made using constant oil and natural gas prices and operating costs, at June 30, 1998 or as otherwise indicated.

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

                        NATIONAL EQUITIES HOLDINGS, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

ASSETS                                                                                                                June 30, 1998
------                                                                                                                -------------
CURRENT ASSETS:
                                                     CASH                                                              $  27,609
                                                     ACCOUNTS RECEIVABLE                                                  22,086
                                                     PREPAID EXPENSES                                                        720
                                                                                                                        --------
                                                     TOTAL CURRENT ASSETS                                                 50,415
                                                                                                                        --------
OIL AND NATURAL GAS PROPERTIES,
AS DETERMINED BY THE SUCCESSFUL
EFFORTS METHOD OF ACCOUNTING
                                                     OIL AND NATURAL GAS PROPERTIES,
                                                     PROVED                                                              263,586
                                                     OIL AND NATURAL GAS PROPERTIES,
                                                     UNPROVED AND UNDEVELOPED                                            905,843
                                                     WELL AND RELATED EQUIPMENT                                          211,855
                                                     LESS:    ACCUMULATED DEPLETION,
                                                              DEPRECIATION AND AMORTIZATION                              (57,576)
                                                                                                                       ---------
                                                     TOTAL OIL AND NATURAL GAS
                                                     PROPERTIES                                                        1,323,708
                                                                                                                       ---------
OTHER ASSETS
                                                     INVESTMENT IN LIMITED PARTNERSHIP
                                                     INTERESTS OF RST/HORSE  (Note 4)                                  2,562,000
                                                     PROPERTY, PLANT AND EQUIPMENT - OFFICE
                                                     EQUIPMENT                                                             5,534
                                                     DEPOSITS                                                              6,039
                                                                                                                      ----------
                                                     TOTAL OTHER ASSETS                                                2,573,573
                                                                                                                      ----------
TOTAL ASSETS                                                                                                          $3,947,696
                                                                                                                      ==========


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL EQUITIES HOLDINGS, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

LIABILITIES AND CAPITAL:                                                                                             June 30, 1998
-----------------------                                                                                              -------------
CURRENT LIABILITIES:
                                                    ACCOUNTS PAYABLE                                                    $ 86,321
                                                    ACCRUED EXPENSES                                                     123,936
                                                    ACCRUED INTEREST                                                       6,450
                                                    ADVANCE FROM SHAREHOLDER                                              15,000
                                                    NOTE PAYABLE (Note 9)                                                275,459
                                                    NEHI DEBENTURES (Note 6)                                             120,000
                                                                                                                        --------

TOTAL LIABILITIES                                                                                                        627,166
                                                                                                                        --------
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY:
PREFERRED STOCK
                                                    1,000,000 SHARES AUTHORIZED
                                                    AT $0.001 PAR VALUE; NONE
                                                    ISSUED AND OUTSTANDING
COMMON STOCK
                                                    49,000,000 SHARES AUTHORIZED AT $0.001
                                                    PAR VALUE:
                                                    38,250,265 SHARES  ISSUED AND
                                                    OUTSTANDING                                                           38,250
PAID IN CAPITAL                                                                                                        9,281,784
ACCUMULATED (DEFICIT)                                                                                                 (5,999,504)
                                                                                                                      ----------
TOTAL STOCKHOLDERS' EQUITY                                                                                             3,320,530
                                                                                                                      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                                            $3,947,696
                                                                                                                      ==========


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL EQUITIES HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                              JUNE 30,                           JUNE 30,
                                                                  ----------------------------      ------------------------------
                                                                       1998          1997                 1998           1997
                                                                  ----------------------------      ------------------------------
REVENUE:
                          SALES                                   $   14,170     $   2,165            $  23,840       $  45,331
                          OTHER INCOME                                 9,000         3,000               18,000          19,008
                          COST OF REVENUE:
                            LEASE OPERATING EXPENSES                 (19,729)      (19,652)             (34,297)        (72,825)
                            ABANDONMENT-
                             SCURRY/MCMULLEN  (Note 8)              (910,827)           --             (910,827)              -
                                                                  ----------     ---------            ---------       ---------
GROSS PROFIT (LOSS)                                                 (907,386)      (14,487)            (903,284)         (8,486)

GENERAL AND ADMINISTRATIVE EXPENSES                                 (206,596)      (32,733)            (399,221)       (187,539)
INTEREST EXPENSE                                                      (3,800)      (74,875)              (6,450)       (144,491)
                                                                  ----------     ---------            ---------       ----------

NET (LOSS)                                                       $(1,117,782)    $(122,095)         $(1,308,955)     $ (340,516)
                                                                 ===========     =========          ===========      ===========
WEIGHTED AVERAGE
    NUMBER OF SHARES OUTSTANDING                                  38,062,623    14,873,630           36,942,023       14,873,630

BASIC (LOSS) PER SHARE                                              $(0.0294)     $(0.0082)            $(0.0354)        $(0.0229)
FULLY DILUTED (LOSS) PER SHARE                                      $(0.0294)     $(0.0082)            $(0.0354)        $(0.0229)


The accompanying notes are an integral part of these financial statements.

                        NATIONAL EQUITIES HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                          JUNE 30,                             JUNE 30,
                                                            ----------------------------------      ------------------------------
                                                                 1998                1997                1998            1997
                                                            ----------------------------------      ------------------------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
         Cash Received from Operations                         $23,170               $ 5,165        $    34,986           $  64,339
         Lease operating expenses paid                         (19,729)              (19,652)           (34,297)            (72,825)
         Interest Paid on Erin Oil Debentures                       --                    --                --             (135,213)
         General and Administrative expenses paid             (137,518)              (32,733)          (251,908)           (187,539)
                                                              ---------              --------          ---------           ---------

Net Cash used in Operating Activities                         (134,077)              (47,220)          (251,219)           (331,238)
                                                              ---------              --------          ---------           ---------

CASH FLOW FROM INVESTING ACTIVITIES
         (Increase) in Capital Expenditures                     (2,150)                    --            (5,535)            (25,809)
                                                                -------              --------            -------            --------

Net Cash Used in Investing Activities                           (2,150)                    --            (5,535)            (25,809)
                                                                -------              --------            -------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
         Stock issued for services                                   --                    --              (650)                 --
         Advance from shareholder                                15,000                    --             15,000                 --
         Advance (to) from Affiliate                               (640)              (47,220)            (3,001)           349,561
         Sale of stock                                           86,000                    --            211,000                 --
                                                                 -------             --------            -------            -------
Net Cash Provided by Financing Activities                       100,360                47,220            222,349            349,561
                                                                -------              --------            -------            -------
Net Increase (Decrease) in Cash                                 (35,867)                   --            (34,405)            (7,486)
Cash Balance, Beginning of Period                                63,476               (4,006)             62,014              3,480
                                                                 ------              --------            -------            -------
Cash Balance, End of Period                                     $27,609             $ (4,006)            $27,609            $(4,006)
                                                                =======             ========             =======            =======


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL EQUITIES HOLDINGS, INC.
      RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
                                  (UNAUDITED)


                                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                           JUNE 30,                            JUNE 30,
                                                            ---------------------------------       ------------------------------
                                                                   1998             1997                  1998          1997
                                                            ----------------------------------      ------------------------------

                            Net (Loss)                        $(1,117,782)      $(122,095)        $(1,308,955)          $(340,516)
                            Abandonment-Scurry/McMullen           910,827              --             910,827                  --
                            Increase in Assets                    (23,841)             --             (13,613)                 --
                            Increase in Accrued Expenses           96,719          74,875             160,522               9,278
                                                                ---------        --------           ---------           ---------
Net Cash Used in Operating Activities                           $(134,077)       $(47,220)          $(251,219)          $(331,238)
                                                                =========        ========           =========           =========







    The accompanying notes are an integral part of the financial statements.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998

NOTE 1:  Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited Financial Statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

k. Per Share Amounts:

The Company has adopted Statement of SFAS No. 128, "Earnings per Share." In accordance with SFAS No. 128, the Company's basic earnings (loss) per share amounts have been computed based on the average number of common shares outstanding.

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

NOTE 2:  Going Concern:

The six months ended June 30, 1998 continued a period of losses in NEHI's oil and natural gas operations. In addition, a substantial write-down of oil and natural gas reserves was taken for impairment, abandonment and lease expirations. Oil and natural gas production steadily decreased during the year in the Company's producing wells. This cycle of increasing operating losses has raised concerns regarding the Company's ability to continue as a going concern. Management has taken steps to overcome these negative trends by acquiring interests in two limited partnerships, one of which has a patent pending for a down-hole drilling tool known as a "rotary steerable device" (the "Device"). Management has also entered into farm-in agreements in West Virginia, which based upon independent reserve evaluations performed in April, 1998, are believed to contain substantial oil and natural gas reserves.

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

The transaction between NEHI and RST has been accounted for at cost. SFAS No. 123, "Accounting for Stock-Based Compensation" states "...the fair value of the equity instruments issued shall be used to measure the transaction if that value is more reliably measurable than the fair value of the consideration received." The general partner of RST is Rotary

Steerable Tools LLC, a Texas limited liability company ("RST LLC"), of which other limited partners of RST are Messrs. Jack Chance, Chairman and Chief Executive Officer of the Company, and Steve McLoughlin, the Company's Treasurer and Executive Vice President of Oilfield Services. Messrs. Chance and McLoughlin are the inventors and owners of the intellectual property related to the Device. See Part II - Other Information, Item 1 - Legal Proceedings and Exhibit 10.5 hereto.

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

1997 Transactions: On May 27, 1997, the NEHI Board, through its sole director, Mr. Bill Knollenberg, approved the conversion of $745,000 of Erin Oil Debentures into 597,903 shares of

NEHI common stock. On December 18, 1997, the Company entered into an agreement with Erin Oil and Mr. Bill Knollenberg (the "December 18, 1997 Agreement"). The December 18, 1997 Agreement, which was not an arms-length transaction, transferred the liability for the balance, which amounted to $2,746,080, as of December 16, 1997, of the outstanding Erin Oil Debentures and accrued interest to Mr. Bill Knollenberg and Erin Oil. See Exhibit 10.6 hereto. At the time the Erin Oil Debentures were sold to the public, it was represented that such debentures would be convertible into common stock of a public company represented as NEHI. Because of these representations, the Company agreed to hold, 2,913,200 shares of the Company's Common Stock to be used by Erin Oil for the express purpose of converting the outstanding Erin Oil Debenture debt. Based on the December 18, 1997 Agreement, Erin Oil, Gulf Minerals and Mr. Bill Knollenberg have assumed any additional liability for payment or conversion of the Erin Oil Debentures. As Erin Oil retires these debentures, a corresponding amount of Common Stock will be released from the escrow. As of June 30, 1998, 1,944,746 shares of Common Stock had been exchanged for Erin Oil Debentures and the balance of the stock was held in escrow. In addition, the transaction had the effect of removing approximately $2,621,800 of debt from the Company's balance sheet. Current Management believes the 2,913,200 shares of Common Stock held by the Company satisfy NEHI's liability for these debentures.

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

NOTE 8: Write off of Assets:

In June 1998, the Company determined that there were lease abandonments and expirations which amounted to $910,827 for the Scurry/McMullen lease located in Scurry County, Texas.

NOTE 9:  Related Party Transactions:

During 1997, Mr. Bill Knollenberg as Chief Executive Officer of NEHI and representing the then majority common stock interests, represented to the Board of Directors that personal advances by him had been made to the Company totaling $278,460, which covered operating cash shortfalls and investments made by the Company. These advances were made as needed to the Company and were unsecured. Subsequent to December 31, 1997, the Company executed a note in the amount of $200,000 to Mr. Knollenberg with payment due December 31, 1998. To cover the difference and interest, the Company issued 400,000 shares of restricted common stock to Mr. Knollenberg. These accounts are being reviewed by NEHI and are a part of ongoing litigation. Accordingly, the note payable reflected on the balance sheet is an obligation outstanding to Mr. Bill Knollenberg. See also Notes 4 and 6 to the Notes to the Financial Statements and Part II - Other Information, Item 1 Legal Proceedings.

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

NOTE 10:  Year 2000 Issues:

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

NOTE 11: Commitments and Contingencies:

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                  OF OPERATIONS

Forward Looking Information

This Form 10-QSB contains certain forward looking statements. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," anticipates," "estimates," or "continue" or comparable terminology or the negative thereof are intended to identify certain forward-looking statements. These statements by their nature involve substantial risks and uncertainties, both known and unknown, and actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such statements speak only as of the quarter ended June 30, 1998 and the Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. See Exhibit 99.4 hereto.

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

Results of Operations

Three Months Ended June 30, 1998 and 1997

The Company's operations resulted in a net loss of $1.1 million for the three months ended June 30, 1998 representing a $991,000 increase from the net loss of $122,000 for the same period in 1997, primarily due to the Scurry/McMullen lease abandonment. See Note 8 to the Notes to the Financial Statements.

The Company's revenues totaled $23,000 for the three months ended June 30, 1998 compared to $5,000 for the same period in 1997, an increase of $18,000. Of such amount, $9,000 represented well administrative fees and $14,000 represented oil sales primarily from the Fisher County, Texas properties.

The cost of revenue increased from $20,000 for the three months ended June 30, 1997 to $931,000 for the three months ended June 30, 1998, an increase of $911,000, which related to the abandonment of the reserves under the Scurry/McMullen lease.

General and Administrative expenses increased $174,000 from $33,000 for the three month period ended June 30, 1997 to $207,000 for the same period in 1998. This increase was primarily related to accounting and legal fees of $47,000 and accrued management compensation of $96,000 over the three-month period ended June 30, 1998.

With Erin Oil re-assuming the liability in December 1997 for $3,468,800 of its 8% convertible debentures, which had been transferred to NEHI as part of the 1996 acquisition transaction, there was no longer a need to accrue interest thereon. During the three months ended June 30, 1997, $75,000 of interest was accrued on such debentures. See Note 6 to the Notes to the Financial Statements.

Six Months Ended June 30, 1998 and 1997

The Company's operations resulted in a net loss of $1.3 million for the six months ended June 30, 1998 representing a $968,000 increase from the net loss of $340,000 for the same period in 1997, primarily as a result of the Scurry/McMullen lease abandonment.

The Company's revenues totaled $42,000 for the six months ended June 30, 1998 compared to $64,000 for the same period in 1997, a decrease of $22,000 in oil and natural gas sales.

The cost of revenue increased from $73,000 for the six months ended June 30, 1997 to $945,000 for the six months ended June 30, 1998, an increase of $872,000, which was as a result of the abandonment of the reserves under the Scurry/McMullen lease.

General and Administrative expenses increased $212,000 from $188,000 for the six month period ended June 30, 1997 to $400,000 for the same period in 1998. This increase was primarily related to $138,000 in accounting and legal fees for preparation of the 1996 annual report and 1997 quarterly reports filed with the Commission, preparation of the Series A Convertible Debenture, the documents associated with litigation (see Part II - Other Information, Item 1 - Legal Proceedings) and the 1997 audit report, which has not been completed, and accrued management compensation of $160,000.

Liquidity and Capital Resources

For the six months ended June 30, 1998 the Company continued its efforts to secure capital resources for lease acquisition and drilling projects. This was pursued primarily through the private placement offering of a new issuance of up to $20,000,000 of NEHI Series A 9% Convertible Debentures, which was initiated in January 1998, ("1998 NEHI Debentures"). The $211,000 obtained as proceeds from this offering have been used to fund lease acquisitions, well workover projects and to pay general and administrative costs. The debenture holders have converted such debt to 791,951 shares of NEHI Common Stock. This offering has been discontinued until the Company has fulfilled its reporting requirements with the Commission, and resolved the financial disclosures, which remain at issue relative to the 1997 NEHI Debentures and the litigation. See Note 6 to the Notes to the Financial Statements and Part II - Other Information, Item 1 - Legal Proceedings and Item 5 - Other Information.

Capital expenditures of $2,150 for the second quarter of 1998, which were funded by cash flows, consisted primarily of purchases of office equipment.

The Company is currently pursuing inexpensive workovers on West Texas properties, low cost drilling opportunities and joint ventures with industry partners to improve cash flow for 1998.

The Company's liquidity requirements for the remainder of 1998 are anticipated to be $300,000. The Company presently exhibits serious cash flow problems and therefore its ability to meet such liquidity requirements is in question. Continuing efforts to raise working capital through the private placement of the 1998 NEHI Debentures is one source to meet such requirements. It is anticipated that such efforts will be renewed in the fourth quarter of the 1998 fiscal year; however, there is no assurance that such placements will be successful or sufficient to meet the Company's needs.

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

         Fisher County, Texas

This property was acquired from Erin Oil. The Fisher County properties contributed the most to NEHI production and proved producing reserves during the first six months of 1998. However, production declined significantly on these properties over the last twelve months from water breakthrough and mechanical well problems. Several workovers were performed in April and May and the properties are being evaluated for possible infill drilling potential. Long term plans are to divest of operating rights to these properties and retain a non-operated interest. It was determined in April 1998 that the leasehold interests to the Fisher County properties had never been transferred from Erin Oil to NEHI. As a result of the Company initiating the cause of action against Mr.

Knollenberg, et al, in June 1998 (See Part II - Other Information, Item 1 - Legal Proceedings), Erin Oil executed and delivered the documents necessary to transfer the interests to NEHI late in July, 1998. The documents as delivered were dated April 1998.

         Scurry County, Texas

This property was acquired from Erin Oil. Management has finalized its evaluation of the Scurry/McMullen property and determined that substantial lease impairment exists which has resulted in these reserves being written off as of June 30, 1998.

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

On May 12, 1997, the Company, along with Bill M. Knollenberg, Erin Oil and Erin Oil Gas, was named as one of the defendants in an action by Suzanne R. Wilkes in the 165th Judicial District for the District Civil Court of Harris County, Texas, Case No. 97-25432, in which she claimed damages in connection with her purchase of debentures of Erin Oil. On May 5, 1998, a Mediation Settlement Agreement was executed between the parties in which a judgment against Mr. Knollenberg and Erin Oil was agreed. In addition, Ms. Wilkes was given the right to convert the Erin Oil debentures she owned into 400,000 shares of NEHI common stock. These 400,000 shares were to be issued out of the 2,913,200 shares, which had previously been set aside pursuant to an agreement between the Company and Erin Oil for the purpose of the conversion of the outstanding Erin Oil debentures. See Note 6 to the Notes to the Financial Statements and Part I - Financial Information Item 2 Management's Discussion and Analysis or Plan Financial Condition and Results of Operations.

ITEM 2.           CHANGES IN SECURITIES

                           Not Applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

The interest payment due August 25, 1998 on the 1997 NEHI Debentures has not been paid. The Company and the known holders thereof have agreed to convert the debentures to shares of Common Stock. See Note 6 to the Notes to the Financial Statements.

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



-----------
 * Previously filed as an Exhibit to the Company's Form 10-KSB, as amended, for the Year Ended December 31, 1996 and incorporated herein by reference.

** Previously filed as an Exhibit to the Company's Form 10-QSB for the Quarterly Period Ended March 31, 1998 and incorporated herein by reference.

                           Exhibit 27       Financial Data Schedule***

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






-------------------

         ***      Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              NATIONAL EQUITIES HOLDINGS, INC.



DATE:    October 19, 1998                     By:  /s/ George Sutherland
         -----------------                         ----------------------
                                                   George Sutherland, President
                                                    and Chief Operating Officer