Form 10QSB
period 1998-09-30
NATIONAL EQUITIES HOLDINGS INC /DE/
filed 1998-11-17
CIK 829324

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           ----------------------------
                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

               For the quarterly period ended September 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from__________________________to_____________________

Commission File Number   033-19992-LA

                         National Equities Holding, Inc.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                   76-0539342
------------------------------                 ----------------------
(State of other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                 Identification Number)

13700 Veterans Memorial Drive
Suite 410
Houston, Texas                                         77014
------------------------------                      -----------
(Address of principal                               (Zip Code)
executive office)

Registrant's telephone number, including area code:  (281) 583-1280

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                                                    No X
   -------                                               ----

As of November 10, 1998, the latest practicable date, 38,890,105 shares of the registrant's common stock, $0.001 par value, were issued and outstanding based upon the stock transfer agents records. See, however, Part II -- Other Information, Item 1. Legal Proceedings in connection with claims concerning the issuance of certain of those securities and the consideration therefor.

================================================================================

                        NATIONAL EQUITIES HOLDINGS, INC.

                                      INDEX
PART I.     Financial  Information                                         Page
------      ----------------------                                        -----

            Glossary of Selected Oil and Natural Gas Terms...................3

Item 1.     Financial Statements.............................................6

            Balance Sheet as of September 30, 1998 (unaudted)................6

            Statements of Operations for the
            Nine Months Ended September 30, 1998
            and 1997 (Unaudited) and the Three
            Months Ended September 30, 1998 and 1997 (unaudited).............8

            Statements of Cash Flows for
            the Nine Months Ended September 30, 1998
            and 1997 (Unaudited) and the Three
            Months Ended September 30, 1998 and 1997 (unaudited) ............9

            Reconciliation of Net Loss to
            Net Cash Used in Operating Activities for
            the Nine Months Ended September 30, 1998
            and 1997 (Unaudited) and the Three
            Months Ended September 30, 1998 and 1997(unaudited).............10

            Notes to Financial Statements ..................................11

Item 2.     Management's Discussion and Analysis or
            Plan of Operations .............................................21

PART II.    Other Information

Item 1.     Legal Proceedings...............................................27
Item 2.     Changes in Securities.......................................... 28
Item 3.     Defaults upon Senior Securities ................................28
Item 4.     Submission of Matters to a Vote of Security Holders ............28
Item 5.     Other Information ..............................................29
Item 6.     Exhibits and Reports on Form 8-K ...............................30
Signatures  ................................................................32

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

SEC PV-10. The present value of proved reserves is an estimate of the discounted future net cash flows from each of the properties at September 30, 1998, or as otherwise indicated. Net cash flow is defined as net revenues less, after deducting production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. As required by rules of the Securities and Exchange Commission (the "Commission"), the future net cash flows have been discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. In accordance with Commission rules, estimates have been made using constant oil and natural gas prices and operating costs, at September 30, 1998 or as otherwise indicated.

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

                        NATIONAL EQUITIES HOLDINGS, INC.
                             CONDENSED BALANCE SHEET
                                  (UNAUDITED)

ASSETS                                                                                                     September 30, 1998
-------                                                                                                    ------------------

CURRENT ASSETS:

                                                CASH                                                              $ 3,611
                                                ACCOUNTS RECEIVABLE                                                15,632
                                                PREPAID EXPENSES                                                      720
                                                                                                               ----------
                                                TOTAL CURRENT ASSETS                                               19,964
                                                                                                               ----------
OIL AND NATURAL GAS PROPERTIES, AS DETERMINED
BY THE SUCCESSFUL EFFORTS METHOD OF ACCOUNTING
                                                OIL AND NATURAL GAS PROPERTIES, PROVED                            263,586
                                                OIL AND NATURAL GAS PROPERTIES, UNPROVED AND UNDEVELOPED          905,843
                                                WELL AND RELATED EQUIPMENT                                        211,855
                                                LESS:    ACCUMULATED DEPLETION,
                                                         DEPRECIATION AND AMORTIZATION                           (57,576)
                                                                                                               ----------
                                                TOTAL OIL AND NATURAL GAS PROPERTIES                            1,323,708
                                                                                                               ----------
OTHER ASSETS
                                                INVESTMENT IN LIMITED PARTNERSHIP INTERESTS OF
                                                RST/HORSE  (See Note 4)                                         2,562,000
                                                PROPERTY, PLANT AND EQUIPMENT- OFFICE EQUIPMENT                     5,534
                                                DEPOSITS                                                            6,039
                                                                                                               ----------
                                                TOTAL OTHER ASSETS                                              2,573,573
                                                                                                               ----------
TOTAL ASSETS                                                                                                   $3,917,244
                                                                                                               ----------
                                                                                                               ----------

   The accompanying notes are an integral part of these financial statements.

                        NATIONAL EQUITIES HOLDINGS, INC.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

LIABILITIES AND CAPITAL:
------------------------
                                                                                                      September 30, 1998
                                                                                                      ------------------

CURRENT LIABILITIES:

                                               ACCOUNTS PAYABLE                                            $ 174,677
                                               ACCRUED EXPENSES                                              203,767
                                               ACCRUED INTEREST                                                9,476
                                               ADVANCE FROM SHAREHOLDER                                       15,000
                                               NOTE PAYABLE (See Note 9)                                     275,459
                                               NEHI DEBENTURES (See Note 6)                                  120,000
                                                                                                             -------

TOTAL LIABILITIES                                                                                            798,379
                                                                                                             -------
COMMITMENTS AND CONTINGENCIES (See Note 11)                                                                  -------
STOCKHOLDERS' EQUITY:
PREFERRED STOCK
                                               1,000,000 SHARES AUTHORIZED
                                               AT $0.001 PAR VALUE; NONE
                                               ISSUED AND OUTSTANDING
COMMON STOCK
                                               49,000,000 SHARES AUTHORIZED AT $0.001 PAR VALUE:
                                               38,228,261 SHARES  ISSUED AND OUTSTANDING
                                               (See Notes 4, 5 and 9)                                         38,228
PAID IN CAPITAL                                                                                            9,331,784
ACCUMULATED (DEFICIT)                                                                                     (6,251,147)
                                                                                                         -----------
TOTAL STOCKHOLDERS' EQUITY                                                                                 3,118,865
                                                                                                         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                                $3,917,244
                                                                                                         -----------
                                                                                                         -----------

   The accompanying notes are an integral part of these financial statements.

                        NATIONAL EQUITIES HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                             SEPTEMBER 30,                                SEPTEMBER 30,
                                                    ---------------------------------             -------------------------
                                                         1998                   1997               1998               1997
REVENUE:
    SALES                                             $  12,768              $  9,480           $ 36,608             $54,811
    OTHER INCOME                                          9,000                 3,000             27,000              22,008
    COST OF REVENUE:
         LEASE OPERATING EXPENSES                       (13,922)               (8,990)           (48,219)            (81,815)
    ABANDONMENT-
    SCURRY/MCMULLEN  (See Note 8)                            --                    --           (910,827)                --
                                                         ------               -------             -------          ---------
GROSS PROFIT (LOSS)                                       7,846                 3,490           (895,438)             (4,996)
GENERAL AND ADMINISTRATIVE EXPENSES                    (256,278)               (7,842)          (655,499)           (195,381)
INTEREST EXPENSE                                         (3,210)              (74,875)            (9,660)           (219,366)
                                                         ------               -------             -------          ---------
NET (LOSS)                                            $(251,642)             $(79,227)       $(1,560,597)         $ (419,743)
                                                       ========               =======         ==========          ==========
WEIGHTED AVERAGE
    NUMBER OF SHARES OUTSTANDING                     38,231,848            14,873,630         37,378,288          14,873,630
BASIC (LOSS) PER SHARE                                 $(0.0066)             $(0.0053)          $(0.0041)           $(0.0053)


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL EQUITIES HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS




                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                                     ---------------------            --------------------
                                                                      1998            1997             1998           1997
                                                                     -----           -----             ----           -----

CASH FLOWS FROM
OPERATING ACTIVITIES:
         Cash Received from Operations                              $21,768         $ 12,480        $ 56,754        $ 76,819
         Lease operating expenses paid                              (13,922)          (8,990)        (48,219)        (81,815)
            Interest Paid on Erin Oil Debentures                         --               --              --              --
         General and Administrative expenses paid                   (82,243)          (7,842)       (299,747)        (92,562)
                                                                   --------          -------       ---------        --------
Net Cash used in Operating Activities                               (74,397)          (4,352)       (291,212)        (97,558)
                                                                   --------          -------       ---------        --------
CASH FLOW FROM INVESTING ACTIVITIES
         (Increase) in Capital Expenditures                              --        (250,000)          (5,535)       (275,809)
                                                                     ------        ---------         -------       ---------
Net Cash Used in Investing Activities                                    --        (250,000)          (5,535)       (275,809)
                                                                     ------        ---------         -------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
         Stock issued for services                                      400               --            (250)             --
         Advance from shareholder                                        --               --          15,000              --
         Advance (to) from Affiliate                                     --          244,812          (3,001)        368,179
         Sale of stock                                               50,000               --         261,000              --
                                                                     ------        ---------        --------        --------
Net Cash Provided by Financing Activities                            50,000          244,812         272,749         368,179
                                                                     ------         --------        --------        --------
Net Increase (Decrease) in Cash                                     (23,998)          (9,540)        (23,998)         (5,188)
Cash Balance, Beginning of Period                                    27,609              346          27,609          (4,006)
                                                                     ------         --------        --------         --------
Cash Balance, End of Period                                          $3,611         $ (9,194)        $ 3,611         $(9,194)
                                                                     ======          ========        =======         ========

   The accompanying notes are an integral part of these financial statements.

                        NATIONAL EQUITIES HOLDINGS, INC.
      RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:



                                                         THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                             SEPTEMBER 30,                          SEPTEMBER 30,
                                                       -------------------------              ------------------------
                                                       1998                  1997              1998               1997
                                                      -----                 -----             -----               ----

Net (Loss)                                          $(251,462)             $(79,227)       $(1,560,597)          $(419,743)
Abandonment-Scurry/McMullen                                --                    --            910,827                  --
(Decrease) in Assets                                  (30,451)                   --            (44,064)                 --
Increase in Accrued
Expenses                                              207,516                74,875            402,622             322,185
                                                      -------                ------            -------             -------
Net Cash Used in Operating Activities               $ (74,397)              $(4,352)         $(291,212)          $ (97,588)
                                                     ========               =======          =========             =======



    The accompanying notes are an integral part of the financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

NOTE 1:  Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying unaudited Financial Statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

This summary of significant accounting policies of NATIONAL EQUITIES HOLDINGS, INC. ("NEHI" or the "Company") is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity.

a. Organization and Business Activities:

The Company was formed on November 24, 1987 and is an independent oil and natural gas exploration and production company with operations focused on properties in western Texas and West Virginia. The Company operates in an environment with many financial and operating risks, including, but not limited to, the ability to acquire additional economially recoverable oil and natural gas reserves, the inherent risks of the search for, development of and production of oil and natural gas, the ability to sell oil and natural gas at prices which will provide attractive rates of return, the highly competitive nature of the industry and local and worldwide economic conditions. The Company's ability to expand its reserve base and diversify its operations is also dependent upon obtaining the necessary capital through operating cash flow, borrowings or the issuance of additional equity.

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

Unproved oil and natural gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and natural gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

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

i. Asset Impairment

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," applies to (1) long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and (2) long-lived assets and certain identifiable intangibles to be disposed of. Management is responsible for considering whether an asset is impaired. SFAS 121 requires impairment testing of assets to be held and used only when events or circumstances indicate carrying amounts may not be recoverable. Management performs a review of its long-lived assets annually.

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

k. Per Share Amounts:


The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." In accordance with SFAS No. 128, the Company's basic earnings per share amounts have been computed based on the average number of common shares outstanding.

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

NOTE 2:  Going Concern:

The nine months ended September 30, 1998 continued a period of losses in NEHI's oil and natural gas operations. In addition, a substantial write-down of oil and natural gas reserves was taken for impairment, abandonment and lease expirations. Oil and natural gas production steadily decreased during the year in the Company's producing wells. This cycle of increasing operating losses has raised concerns regarding the Company's ability to continue as a going concern. Management has taken steps to overcome these negative trends by acquiring interests in two limited partnerships, one of which is a licensee of a patent, which is pending, for a down-hole drilling tool known as a "rotary steerable device" (the "Device"). Management has also entered into farm-in agreements in West Virginia, which based upon independent reserve evaluations performed in April, 1998, are believed to contain substantial oil and natural gas reserves. Despite these efforts, the Company is presently unable to honor its obligations to pay for certain services, which have been provided to the Company during the previous two fiscal years and through the nine months ended September 30, 1998, and is currently unable to pay its debts as they come due.

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

NOTE 4:  Asset Acquisition:

On August 9, 1996, the Company acquired from Mr. Bill Knollenberg, a director and former senior executive officer of the Company, the oil and natural gas reserves of Erin Oil Exploration, Inc., a Texas corporation, ("Erin Oil") for 13,122,045 shares of NEHI Common Stock having a fair market value of $6,854,486 as of the date of the acquisition. Of these 13,122,045 shares of Common Stock, all of such shares are held by Gulf Minerals Exploration, a general partnership ("Gulf Minerals") of which Mr. Bill Knollenberg and his wife, Mrs. Doris C. Knollenberg are each 20% partners and Mr. A. Bradley Knollenberg, their son, holds a 60% partnership interest. As a part of this transaction, the Company assumed the liability for convertible debentures issued by Erin Oil in the amount of $2,770,000. This transaction is the subject of litigation between the Company and the Knollenbergs as well as Erin Oil and Gulf Minerals. See Note 6 to the Notes to the Financial Statements, Part II -- Other Information, Item 1 -- Legal Proceedings and Exhibit 10.2 hereto.

On November 1, 1997 the Company acquired a 25% limited partnership interest in HORSE ENERGY LP, a Texas limited partnership ("HORSE"). NEHI issued a total of 7,871,023 shares of common stock having, as of such date, a fair market value of $1,338,074 (or $0.17 per share) to HORSE. HORSE is an exploration and development entity formed for the purpose of engaging in advanced technology and innovation for the production of oil and natural gas reserves. NEHI agreed to invest, as a non-operating partner, $5,000,000 in drilling ventures to be assembled and operated by HORSE. This transaction is the subject of litigation between the Company and the Knollenbergs as well as Erin Oil and Gulf Minerals. See Part II -- Other Information, Item 1 -- Legal Proceedings.

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

On November 5, 1997, the Company acquired a 25% limited partnership interest in Rotary Steerable Tools (USA) LP, a Texas limited partnership ("RST"). NEHI issued 6,551,022 shares of Common Stock having, as of such date, a fair market value of $1,113,674 (or $0.17 per share), as well as $250,000 in cash in return for such interest in RST. Former management of NEHI simultaneously sold five percent of NEHI's interest in RST to an unaffiliated third party for $250,000 in cash, whereby the Company's interest in RST was reduced to 20%. NEHI has an obligation to fund certain expenses up to $1,000,000 incurred in relation to the development of the Device in return for its interest in RST.

The Company has not been able to meet its financial obligations to either HORSE or RST and has yet to realize cash flow from either HORSE or RST. The Company feels that interest in both of these affiliates will pay dividends in the future. The Company was notified in December 1997 by RST that NEHI was in breach of the November 5, 1997 agreement by not meeting the financial obligations of the contract. RST has not revoked the Company's interest in RST, and has been negotiating with the Company on ways to resolve the breach and retain NEHI an interest in RST.

The general partner of RST is Rotary Steerable Tools LLC, a Texas limited liability company ("RST LLC"), of which other limited partners of RST are Messrs. Jack Chance, Chairman and Chief Executive Officer of the Company, and Steve McLoughlin, the Company's Treasurer and Executive Vice President of Oilfield Services. Messrs. Chance and McLoughlin are the inventors and assignors of the intellectual property related to the Device. See Part II -- Other Information, Item 1 -- Legal Proceedings and Exhibit 10.5 hereto.

The Device is patent pending and is presently in the patent application process in the U.S. and the U.K. A patent application was filed in the United Kingdom in 1995. Subsequently, an international patent application, under the Patent Cooperation Treaty, was filed in 1996. The international patent application was published on October 10, 1996 under serial number WO-96-31679. The priority date on the international patent application is April 5, 1995. A patent was applied for in the United States on October 5, 1997. Patents in other countries have also been applied for. On September 23, 1998, Messrs. Chance and McLoughlin assigned the patent to Rotary Steerable Tools (BVI), Inc., a company intended to be the worldwide licensor of the patent technology for the Device. The Device, used in connection with steerable oil and natural gas drilling, is generally described as a down-hole adjustable device for trajectory control in the drilling of deviated wells. The Device can be used for horizontal and multilateral drilling. The Device has not yet been offered commercially. RST
(USA) L.P. is the licensee in the United States for the Device.

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

The competitive market for steerable drilling tools includes such companies as:
Baker Hughes Inteq, Camco, Cambridge, Halliburton, Schlumberger and Sperry-Sun, which manufacture and market similar drilling equipment which would compete with the Device. Two prototype Devices are in advanced stages of development by RST (U.S.A.) L.P. and field testing is anticipated to begin in the first quarter of 1999.

Messrs. Chance, McLoughlin, Sutherland and Variava each have extensive oil and natural gas industry experience, particularly in horizontal and multi-lateral oil and natural gas drilling. With the RST/Horse transactions, the Company and its current management is in the process of developing plans to refocus the Company as an exploitation and oilfield service company.

The transaction between NEHI and RST has been accounted for at cost. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" states "...the fair value of the equity instruments issued shall be used to measure the transaction if that value is more reliably measurable than the fair value of the consideration received."

NOTE 5: Change in Control:

The RST/HORSE transactions resulted in a change of control of the Company. Bill Knollenberg was the only serving officer and director of the Company in November 1997, and, as a part of such transactions, appointed the four individuals, who have controlling interests in RST and/or HORSE, as directors and officers of the Company.

In February 1998, an agreement (the "February 1998 Agreement") was entered into pursuant to which certain principal shareholders of NEHI agreed that the Company's Board of Directors would consist of three Directors selected collectively by Bill M. Knollenberg, Bradley Knollenberg and Doris Knollenberg; three Directors selected collectively by Jack Chance, George Sutherland, Feroze Variava and Steve McLoughlin; and one ex-officio advisor, to be selected by the parties to the agreement, who would have authority to vote if the Board of Directors was deadlocked. See Exhibit 10.7. As part of the February 1998 Agreement, Daniel R. Kirshbaum, Esq., former counsel to the Company, was designated to serve as the initial ex-officio advisor until such time as he resigned or was replaced by the Board of Directors and Mr. McLoughlin agreed to resign. Mr. McLoughlin's resignation was effective in April 1998. NEHI was not a party to the February 1998 Agreement and, current Management does not believe the Company is bound by such agreement. Based upon this conclusion, it is the Company's position that the present directors of the Company are: Messrs. Jack Chance, George Sutherland, Feroze Variava, Bill M. Knollenberg and A. Bradley Knollenberg. Mr. Bill Knollenberg tendered his resignation as Chairman of the Board of Directors (but, not as a director) and Chief Executive Officer of the Company on December 8, 1997. Current corporate officers and management are Messrs. Jack Chance, Chairman and Chief Executive Officer, George Sutherland, President and Chief Operating Officer, Feroze Variava, Executive Vice President of Operations and Secretary and Steve McLoughlin, Executive Vice President of Oilfield Services and Treasurer. See Part II -- Other Information, Item 1 -- Legal Proceedings.

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

1997 Transactions: On May 27, 1997, the NEHI Board, through its sole director, Mr. Bill Knollenberg, approved the conversion of $745,000 of Erin Oil Debentures into 597,903 shares of NEHI common stock. On December 18, 1997, the Company entered into an agreement with Erin Oil and Mr. Bill Knollenberg (the "December 18, 1997 Agreement"). The December 18, 1997 Agreement, which was not an arms-length transaction, transferred the liability for the balance, which amounted to $2,746,080, as of December 16, 1997, of the outstanding Erin Oil Debentures and accrued interest to Mr. Bill Knollenberg and Erin Oil. See
Exhibit 10.6 hereto. At the time the Erin Oil Debentures were sold to the public, it was represented that such debentures would be convertible into common stock of a public company represented as NEHI. Because of these representations, the Company agreed to hold in escrow for Erin Oil, 2,913,200 shares of the Company's Common Stock to be used by Erin Oil for the express purpose of converting the outstanding Erin Oil Debenture debt. Based on the December 18, 1997 Agreement, Erin Oil, Gulf Minerals and Mr. Bill Knollenberg have assumed any additional liability for payment or conversion of the Erin Oil Debentures. As Erin Oil retires these debentures, a corresponding amount of Common Stock will be released from the escrow. As of September 30, 1998, 2,495,746 shares of Common Stock had been exchanged for Erin Oil Debentures and the balance of the stock was held in escrow. In addition, the transaction had the effect of removing approximately $2,621,800 of debt from the Company's balance sheet. Current Management believes the 2,913,200 shares of Common Stock transferred to escrow satisfy NEHI's liability for these debentures.

In August, 1998, it was discovered that from August through September, 1997, $120,000 of NEHI Series A Convertible Debentures were sold by former management of NEHI at an interest rate of 8% due August 25, 1999 ("1997 NEHI Debentures"). According to the 1997 NEHI Debenture documents, these debentures are part of a series of NEHI convertible debentures of up to an aggregate principal of $1,000,000. Other than the $120,000 of debentures, current Management has been unable to determine whether any additional debentures of these series have been sold and are outstanding, but intensive efforts to ascertain the likelihood of additional outstanding debentures are on-going. The Company does not intend to meet the interest obligation, which was due on these debentures on August 25, 1998 and based on discussions with the present debenture holders, the

Company and such holders have agreed to convert such debentures to Common Stock. Upon conversion, the outstanding debentures will represent 282,258 additional shares of the Company's Common Stock. See Exhibit 4.2 hereto.

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

NOTE 9:  Related Party Transactions:

During 1997, Mr. Bill Knollenberg as Chief Executive Officer of NEHI and representing the then majority common stock interests, represented to the Board of Directors that personal advances by him had been made to the Company totaling $278,460, which covered operating cash shortfalls and investments made by the Company. These advances were made as needed to the Company and were unsecured. Subsequent to December 31, 1997, the Company executed a note in the amount of $200,000 to Mr. Knollenberg with payment due December 31, 1998. To cover the difference and interest, the Company issued 400,000 shares of restricted common stock to Mr. Knollenberg, which have since been cancelled and returned to unissued status. These accounts are being reviewed by NEHI and are a part of ongoing litigation. Accordingly, the note payable reflected on the balance sheet is an obligation outstanding to Mr. Bill Knollenberg. See also Notes 4 and 6 to the Notes to the Financial Statements and Part II -- Other Information, Item 1 -- Legal Proceedings.

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

This transaction has not been accounted for at a known value, due to lack of marketability of the common stock at the time of approval and the unknown fair value of the services rendered. Restrictions on the sale of this Common Stock under SEC Rule 144 create additional valuation problems. Accordingly, a zero value has been assigned to this transaction in these financial statements.

The issuance of the aforementioned shares is also the subject of ongoing litigation. See also Part II -- Other Information, Item 1 -- Legal Proceedings.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
         OF OPERATIONS

Forward Looking Information

This Form 10-QSB contains certain forward looking statements. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipates," "estimates," or "continue" or comparable terminology or the negative thereof are intended to identify certain forward-looking statements. These statements by their nature involve substantial risks and uncertainties, both known and unknown, and actual results may differ materially from any future results expressed or implied by such forward-looking statements. Such statements speak only as of the quarter ended September 30, 1998 and the Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise. See Exhibit 99.4 hereto.

Company Control

Until November, 1997, the Company was under the management and control of Mr. Bill Knollenberg, who acquired the controlling interest in NEHI in September of 1996 through a transaction involving a transfer of certain leasehold interests located in Fisher and Scurry County, Texas from Erin Oil Exploration, Inc.("Erin Oil"), a company owned by Mr. Knollenberg, in exchange for 14,022,045 shares of NEHI common stock. In addition, NEHI assumed $2,770,000 of Erin Oil Debentures as part of the transaction in which Mr. Knollenberg gained controlling interest in the Company as well as $698,000 in convertible debentures of Erin Gas Producers, Inc. ("Erin Gas"),another affiliated company of Mr. Knollenberg. In 1997, Mr. Knollenberg issued to himself and/or his family or affiliated businesses, 7,000,000 additional shares of NEHI common stock of which 4,114,947 shares have been returned to the Company and 2,885,082 remain in control of Mr. Knollenberg or his affiliates. The issuance of these shares is the subject of ongoing litigation. See also Part II -- Other Information, Item 1 -- Legal Proceedings.

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

On December 18, 1997, the Company agreed to place in escrow 2,913,200 shares of NEHI Common Stock to be used to convert the Erin Oil Debentures in exchange for an agreement from Mr. Knollenberg that he and his companies would assume and retire certain existing long-term debt of Erin Oil previously assigned by Mr. Knollenberg to NEHI, when Mr. Knollenberg acquired controlling interest of NEHI in 1996. See Note 6 to the Notes to the Financial Statements.

Results of Operations

Three Months Ended September 30, 1998 and 1997

The Company's operations resulted in a net loss of $252,000 for the three months ended September 30, 1998 representing a $171,000 increase from the net loss of $79,227 for the same period in 1997, primarily due to an increase in general and administrative expenses, including accounting and legal fees and accrued management compensation.

The Company's revenues totaled $22,000 for the three months ended September 30, 1998 compared to $12,000 for the same period in 1997, an increase of $10,000. Of such amount, $9,000 represented well administrative fees and $13,000 represented oil sales primarily from the Fisher County, Texas properties.

The cost of revenue increased from $9,000 for the three months ended September 30, 1997 to $14,000 for the three months ended September 30, 1998, an increase of $5,000, which related to an increase in lease operating expenses.

General and Administrative expenses increased $248,000 from $8,000 for the three month period ended September 30, 1997 to $256,000 for the same period in 1998. This increase was primarily related to accounting and legal fees of $108,000 and accrued management compensation of $96,000 over the three-month period ended September 30, 1998.

Nine Months Ended September 30, 1998 and 1997

The Company's operations resulted in a net loss of $1.6 million for the nine months ended September 30, 1998 representing a $1.2 million increase from the net loss of $420,000 for the same period in 1997, primarily as a result of the Scurry/McMullen lease abandonment. See Note 8 to the Notes to the Financial Statements.

The Company's revenues totaled $64,000 for the nine months ended September 30, 1998 compared to $77,000 for the same period in 1997, represented by a decrease of $17,000 in oil and natural gas sales and an increase in well administrative fees of $5,000.

The cost of revenue increased from $82,000 for the nine months ended September 30, 1997 to $960,000 for the nine months ended September 30, 1998, an increase of $878,000, which was as a result of the abandonment of the reserves under the Scurry/McMullen property lease and a decrease of lease operating expenses.

General and Administrative expenses increased $460,000 from $195,000 for the nine month period ended September 30, 1997 to $655,000 for the same period in 1998. This increase was primarily related to $246,000 in accounting and legal fees for preparation of the 1996 Transitional and Year End Form 10-KSB, 1997 quarterly reports and 1998 quarterly reports filed with the Commission, preparation of the Series A Convertible Debenture, the documents associated with litigation (see Part II, Item 1 - Legal Proceedings) and the 1997 Year End Form 10-KSB and accrued management compensation of $203,000.

Liquidity and Capital Resources

During seven of the nine months ended September 30, 1998 the Company secured capital resources for lease acquisition and drilling projects primarily through the private placement offering of a new issuance of up to $20,000,000 of NEHI Series A 9% Convertible Debentures, which was initiated in January 1998 ("1998 NEHI Debentures"). The $261,000 obtained as proceeds from this offering have been used to fund lease acquisitions, well workover projects and to pay general and administrative costs. The debenture holders have converted such debt to 958,618 shares of NEHI Common Stock. This offering was discontinued in July and will remain suspended until the Company has fulfilled its reporting requirements with the Commission. See Note 6 to the Notes to the Financial Statements and
Part II -- Other Information, Item 1 -- Legal Proceedings.

Capital expenditures of $5,535 during the first two quarters of 1998, which were funded by cash flows, consisted primarily of purchases of office equipment.

The Company is currently pursuing inexpensive workovers on West Texas properties, low cost drilling opportunities and joint ventures with industry partners to improve cash flow for 1998.

The Company's liquidity requirements for the remainder of 1998 are anticipated to be $60,000. The Company presently exhibits serious cash flow problems and is unable to pay certain of its expenses as they become due. In light of such cash flow problems, the Company's ability to meet such liquidity requirements is in question. Continuing efforts to raise working capital through the private placement of the 1998 NEHI Debentures is one source to meet such requirements. It is anticipated that such efforts will be renewed in the fourth quarter of the 1998 fiscal year; however, there is no assurance that such placements will be successful or sufficient to meet the Company's needs. Failure to obtain sufficient financing could have a material adverse affect on the Company and could result in one or more creditors or the Company filing a petition under the U.S. Bankruptcy Code to resolve its outstanding debts.

Plan of Oil and Natural Gas Operations

The identification and development of proven oil and natural gas prospects to achieve reserve growth, increase cash flow, and enhance share value are the central focus of the Company's business. Prospects are generated primarily internally, by joint venture participation with industry partners, and by consulting explorationists with whom the Company has a working relationship.

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

Acquisitions of oil and natural gas properties are being pursued as part of the Company's strategy of securing properties that can best be exploited by the recently acquired interest in its affiliate company, HORSE. Re-entry, horizontal and multilateral development opportunities are being evaluated by HORSE and the Company plans to secure mineral lease positions when investment funds are available. Additionally, the Company's focus will also continue to be on acquisition of oil and natural gas service business interests that have long term growth potential. The Company's present cash deficiency, however, hampers these efforts.

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

         Fisher County, Texas

This property was acquired from Erin Oil. The Fisher County properties account for all of NEHI's production and proved producing reserves during the nine months of 1998. However, production declined significantly on these properties over the last twelve months from water breakthrough and mechanical well problems. Several workovers were performed in April and May and the properties are being evaluated for possible infill drilling potential. Long term plans are to divest of operating rights to these properties and retain a non-operated interest. It was determined in April 1998 that the leasehold interests to the Fisher County properties had never been transferred from Erin Oil to NEHI. As a result of the Company initiating the cause of action against Mr. Knollenberg, et al, in July 1998 (See Part II - Other Information, Item 1 - Legal Proceedings), Erin Oil executed and delivered the documents necessary to transfer the interests to NEHI late in July, 1998. The documents as delivered were dated April 1998.

         Scurry County, Texas

This property was acquired from Erin Oil. Management has finalized its evaluation of the Scurry/McMullen County property and determined that substantial lease impairment exists which has resulted in these reserves being written off as of June 30, 1998.

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

         Wirt County, West Virginia

In 1997, the Company extended its rights to a 10,122 acre "Roberts" oil and natural gas estate in Wirt County, West Virginia through a drilling farm-in commitment which was made on behalf of NEHI by company affiliate HORSE. The property is in close proximity to the Burning Springs Anticline where hydrocarbons have been produced since the early twentieth century. The Company has a two well drilling commitment on the property for the fourth quarter of 1998 and plans to target the Greenbriar and Pocano Injun Formations as well as the Fractured Devonian Shales using high angle multilateral well technology. The Company's affiliate company, HORSE, will be engaged in the drilling aspects of the project.

The Company has received an oil and natural gas farm-in assignment of the first 200 acre "Roberts" tracts, and acquired a lease on a 102 acre contiguous tract, all of which the Company subsequently assigned to HORSE. The Company retained a lease payment and overriding royalty on this property.

The Company feels that this property has the potential, with independent oil reserve calculations placing the proven reserves worth more than $17,000,000 as of April, 1998, discounted at 10% over two thirds of well life. Additionally, the nature of the Devonian Shale Reservoir, makes this an ideal location to utilize high angle and horizontal well technology. The Company has agreed to joint venture with HORSE to drill and test high angle multilateral potential in these formations.

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

                  NATIONAL EQUITIES HOLDING, INC,

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


On June 16, 1998 the Company filed a lawsuit in the 295th Judicial District for the District Civil Court of Harris County, Texas, Case No. 98-28403, against Bill Knollenberg, Doris Knollenberg, Bradley Knollenberg, Erin Oil Oil Exploration Inc., and Gulf Minerals Exploration (collectively referred to as "Defendants"). Bill Knollenberg was the former Chairman of the Board, and remains a director of the Company. Doris Knollenberg is a former director of the Company and Bradley Knollenberg is a former officer of the Company and is also a director. The Company's complaint alleges, among other things, mismanagement of the business and financial affairs, of and breach of fiduciary duty to, the Company by Bill and Doris Knollenberg, self-dealing and wrongful conversion by the Knollenbergs in the issuance of securities of the Company to themselves, Erin Oil and Gulf Minerals for inadequate consideration. As a remedy for such alleged acts, the Company has demanded in its petition that Bill Knollenberg be removed from his position as a director of the Company, that an injunction be issued against the Defendants preventing them from directly or indirectly selling any securities of the Company held by them and that the Court, upon a proper finding, cancel and rescind the securities of the Company determined to be improperly issued to said Defendants. See Exhibit 99.1 hereto.

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

On July 23, 1998, the parties to this litigation entered into an Interlocutory Agreement in which the issues relative to the inspection of books and records, the holding of a board of directors meeting and its procedure, and the holding of a shareholders meeting among other matters, were resolved (the "Interlocutory Agreement"). See Exhibit 99.3 hereto.

October 30, 1998, issues arose under the Interlocutory Agreement concerning the delay in filing the 1997 Form 10-KSB and the status of the stock certificate representing the $1,000,000 shares of

NEHI Common Stock held by A. Bradley Knollenberg. The Court ordered (a) A. Bradley Knollenberg to produce (i) an executed copy of a directors and officer's questionnaire containing information necessary to complete the 1997 Form 10-KSB, and (ii) the stock certificate evidencing the $1,000,000 shares of NEHI Common Stock; and (b) the Company to file the Form 10-KSB with the Securities and Exchange Commission during the week of November 16, 1998.

The Company cannot, as of this date, predict the outcome of this litigation.

On or about September 4, 1998, the Company was served with a petition wherein Michael R. Silberstein had brought an action for damages in excess of $50,000 in the 133rd Judicial District for the District Civil Court of Harris County, Texas, Case No. 98-33207 against Erin Oil and NEHI (the "Defendants") alleging that the Defendants (i) are in breach of contract for failure to deliver to Plaintiff stock valued at $9,646; and (ii) fraudulently induced Plaintiff to purchase said stock. The Company intends to vigorously defend against this action.

On May 12, 1997, the Company, along with Bill M. Knollenberg, Erin Oil and Erin Oil Gas, was named as one of the defendants in an action by Suzanne R. Wilkes in the 165th Judicial District for the District Civil Court of Harris County, Texas, Case No. 97-25432, in which she claimed damages in connection with her purchase of debentures of Erin Oil. On May 5, 1998, a Mediation Settlement Agreement was executed between the parties in which a judgment against Mr. Knollenberg and Erin Oil was agreed. In addition, Ms. Wilkes was given the right to convert the Erin Oil debentures she owned into 400,000 shares of NEHI common stock. The Erin Oil debentures held by Ms. Wilkes have been converted to 400,000 shares which were issued out of the 2,913,200 shares previously been set aside pursuant to an agreement between the Company and Erin Oil for the purpose of the conversion of the outstanding Erin Oil debentures. See Note 6 to the Notes to the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.  CHANGES IN SECURITIES

               Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The interest payment due August 25, 1998 on the 1997 NEHI Debentures has not been paid. The Company and the known holders thereof have agreed to convert the debentures to shares of Common Stock. It is anticipated that a majority of such 1997 NEHI Debentures will be converted during the fourth quarter of 1998. See
Note 6 to the Notes to the Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not Applicable

ITEM 5.  OTHER INFORMATION

The Company has not filed its Form 10-KSB, the Annual Report for the year ended December 31, 1997 (the "Form 10-KSB"). It has been unable to file the Form 10-KSB due to the necessity to resolve certain financial and legal disclosure items, some of which are the subject of litigation. See Part II, -- Other Information, Item 1 -- Legal Proceedings. The Company is currently working with its independent accountants and with special counsel to file such report on or before November 20, 1998.

On August 4, 1998, the Board of Directors of the Company held a meeting in which it was resolved that a Special Meeting of the Stockholders of the Company would be held after the filing of NEHI's Form 10-KSB in compliance with the Interlocutory Agreement and the Company's Amended and Restated Certificate of Incorporation and Bylaws. It is anticipated that the Form 10-KSB will be filed upon resolving these financial and legal disclosure items. The primary purposes of the Special Meeting will be the election of directors and the ratification of the Independent Certified Accountants retained to audit NEHI's financial statements for the year ended December 31, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits Required by Item 601 of Regulation SB

                  Exhibit 3

                           (i)     Articles of Incorporation*, **

                           (ii)    By-Laws*, **

                  Exhibit 4.1      Specimen Stock Certificate*, **

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

         Exhibit 99.2     Answer and Original Counterclaim in Case No. 98-28403**

         Exhibit 99.3     Interlocutory Agreement in Case No. 98-28403**

         Exhibit 99.4     Forward Looking Statements**

(b)      Reports on Form 8-K.

         The Form 8-K filed on July 22, 1998.




--------------
*** Previously filed as an Exhibit to the Company's Form 10-QSB for the Quarterly Period Ended June 30, 1998 and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NATIONAL EQUITIES HOLDINGS, INC.


DATE: November 16, 1998                 By:  /s/ George Sutherland
      ------------------                     -----------------------------
                                             George Sutherland, President
                                              and Chief Operating Officer