Form 10KSB
period 1997-12-31
NATIONAL EQUITIES HOLDINGS INC /DE/
filed 1998-11-20
CIK 829324

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 033-19992-LA

                        NATIONAL EQUITIES HOLDINGS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                      Delaware                                   76-0539342
          (State or other jurisdiction                       (I.R.S. employer
        of incorporation or organization)                   identification no.)

         13700 Veterans Memorial Drive, Suite 410
                    Houston, Texas                             77014
         (Address of principal executive offices)            (Zip Code)

                 Issuer's telephone number, including area code:
                   Telephone:(281) 583-1280 Fax:(281) 583-9363

                                 With copies to:
              Jeffrey A. Koeppel, Esq. or Sheryl Jones Alu, Esq.,
                     Elias, Matz, Tiernan & Herrick, L.L.P.,
                734 Fifteenth Street, N.W., Washington, DC 20005
                  Telephone: (202) 347-0300 Fax: (202) 347-2712

        Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:

        Common Stock par value $0.001                    OTC Bulletin Board
            (Title of each crass)                    (Name of each exchange on
                                                          which registered)

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part m of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

         The Issuer's revenues for the year ended December 31, 1997 were $165,140.00

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 10, 1998 was $9,333,625. For purposes of the determination of the above-stated amount only, all directors, executive officers and 5% or more shareholders of the Registrant are presumed to be affiliates.

         As of November 10, 1998 there were 38,890,105 shares of the Company's common stock outstanding.

         Transactional Small Business Disclosure Format (check one):
Yes ____      No   X

         Documents Incorporated By Reference -- None

                        NATIONAL EQUITIES HOLDINGS, INC.

                              INDEX TO FORM 10-KSB

                                                                            Page

           Glossary of Selected Oil and Natural Gas Terms....................1

PART I

Item 1.    Description of Business...........................................4

Item 2.    Description of Properties .......................................16

Item 3.    Legal Proceedings................................................22

Item 4.    Submission of Matters to a Vote of Security Holders .............24

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters........ 24

Item 6.    Managements Discussion and Analysis or Plan of Operations .......25

Item 7.    Financial Statements ........................................... 28

Item 8.    Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure ......................................28

PART III

 Item 9.   Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act .............28

Item 10.   Executive Compensation ..........................................30

Item 11.   Security Ownership of Certain Beneficial Owners and Management...31

Item 12.   Certain Relationships and Related Transactions ..................32

PART IV

Item 13.   Exhibit List and Reports on Form 8-K ............................34

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

SEC PV-10. The present value of proved reserves is an estimate of the discounted future net cash flows from each of the properties at December 31, 1997, or as otherwise indicated. Net cash flow is defined as net revenues less, after deducting production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. As required by rules of the Securities and Exchange Commission (the "SEC"), the future net cash flows have been discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. In accordance with SEC rules, estimates have been made using constant oil and natural gas prices and operating costs, at December 31, 1997 or as otherwise indicated.

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

PART I

Item 1. Description of Business

General

         National Equities Holdings, Inc. ("NEHI" or the "Company") is engaged in the oilfield service industry and is also an independent energy company primarily engaged in the exploration, development and exploitation of oil and natural gas properties. The Company does business under the name "NEHI Petroleum". For the year ended December 31, 1997 and through November 10, 1998, NEHI continued to experience losses in its oil and natural gas operations. In addition, a substantial write-down of oil and natural gas reserves was taken for impairment, abandonment and lease expirations. Oil and natural gas production steadily decreased during the year in the Company's producing wells. This cycle of increasing operating losses and the fact that the Company is presently unable to honor its obligations to pay for certain services provided to the Company during the past two fiscal years and through November 10, 1998 as well as its inability to pay its current debts as they come due has raised serious concerns regarding the Company's ability to continue as a going concern. See Part II,
Item 6 - Management's Discussion and Analysis or Plan of Operations and Note 18 to the Notes to the Financial Statements. Management has taken steps to overcome these negative trends by acquiring interests in two limited partnerships, one of which is to be a licensee of a patent pending for a down-hole drilling tool known as a "rotary steerable device" (the "Device"). See Strategic Acquisitions and Changes in Control. Management has also entered into farm-in agreements on properties in West Virginia, which based upon independent reserve evaluations performed in April, 1998, are believed to contain substantial oil and natural gas reserves. See Part I, Item 2 - Description of Properties.

         The Company's headquarters were located at 616 FM 1960 West, Suite 222, Houston, Texas until the relocation thereof in the Spring of 1998 to 13700 Veteran's Memorial Drive, Suite 410, Houston, Texas 77014. The telephone number of the Company is (281) 583-1280 and its facsimile number is (281) 583-9363.

Business Strategy

         The Company's business strategy is to identify and develop proven oil and natural gas prospects to achieve reserve growth, increase cash flow, and enhance earnings. As a means to accomplish this, the Company's focus is to exploit proven prolific oil and natural gas reserves quickly and efficiently through the use of advanced technology and innovation. The Company also is targeting oil and natural gas leases where the application of re-entry, horizontal and multilateral technology can be successfully applied; however, its present cash deficiency may hamper this strategy.

         The Company's focus will also continue to be on acquisition of upstream oil and natural gas service business interests that specialize in areas of "enabling technology" and have long term growth potential. Recent advances in certain key technologies enable operators to produce reserves much more efficiently than the past. This enables oil companies to compete during periods of depressed oil and natural gas pricing. These technologies also allow operators to produce fields that would have otherwise been uneconomical, increasing production as well as proven reserve estimates. The recent affiliation with Rotary Steerable Tools (USA) LP ("RST-USA") is in line with this philosophy. See Strategic Acquisitions and Changes of Control. Rotary steerable tools, 3D/4D seismic, multi-lateral completion systems and coiled tubing applications are a few examples of "enabling technology".

Strategic Acquisitions and Changes of Control

         NEHI was initially organized in Delaware on November 24, 1987 under the name "AsquithVenture Associates, Inc." On July 1, 1988, the Company entered into an Agreement and Plan of Reorganization with the shareholders of Amadeus Corporation, a Nevada corporation incorporated in April 1987, to acquire all of the issued and outstanding shares of common stock of Amadeus. On October 27, 1988, the Company changed its name to "Amadeus Holdings, Inc." and adopted its present name on January 20, 1993. The business purpose of the Company was to market a subsurface irrigation system, a family educational game and real estate development.

         On August 9, 1996, the business focus of the Company changed to the oil and natural gas industry with the acquisition by the Company of the oil and natural gas reserves of Erin Oil Exploration, Inc., a Texas corporation, ("Erin Oil") from Mr. Bill Knollenberg in exchange for 13,122,045 shares of common stock, par value $0.001 per share, of NEHI ("Common Stock"). These 13,122,045 shares of NEHI Common Stock had a fair market value of $6,854,486 as of the date of the acquisition and were issued to Gulf Minerals Exploration, a general partnership ("Gulf Minerals") of which Mr. Bill Knollenberg and his wife, Mrs. Doris C. Knollenberg are each 20% partners and Mr. A. Bradley Knollenberg, their son, holds a 60% partnership interest. As a part of this transaction, the Company assumed the liability for convertible debentures issued by Erin Oil in the amount of $2,770,000. This transaction is the subject of litigation between the Company and the Knollenbergs as well as Erin Oil and Gulf Minerals. See Notes 3 and 21 to the Notes to the Financial Statements, Part I, Item 3 - Legal Proceedings and Exhibit 10.2 hereto.

         From August 1996 until November 1997, the Company was under the management and control of Mr. Bill Knollenberg, primarily as Chairman, Director and Chief Executive Officer. On November 1, 1997 the Company acquired a 25% limited partnership interest in HORSE ENERGY LP, a Texas limited partnership ("HORSE"). NEHI issued a total of 7,871,023 shares of Common Stock having, as of such date, a fair market value of $1,338,074 (or $0.17 per share) to HORSE. HORSE is an exploration and development entity formed for the purpose of engaging in advanced technology and innovation for the production of oil and natural gas reserves. NEHI agreed to invest, as a non-operating partner, $5,000,000 in drilling ventures to be assembled and operated by HORSE. This transaction is the subject of litigation between the Company and the Knollenbergs as well as Erin Oil and Gulf Minerals. See Part I, Item 3 - Legal Proceedings.

         The general partner of HORSE is Horizontal Oil Recovery Specialists, LLC ("HR LLC"). The other limited partners of HORSE are Messrs. George Sutherland, Feroze Variava, Steve

McLoughlin and Jack Chance, who serve as directors of and maintain senior management positions with the Company. Messrs. Sutherland, Variava, McLoughlin and Chance have significant experience in the oil and natural gas exploration industry having been involved, in the aggregate, in the drilling of in excess of 500 horizontal, 50 re-entry and 20 multilateral horizontal wells. See Exhibit
10.4 hereto.

         On November 5, 1997, the Company acquired a 25% limited partnership interest in RST-USA, a Texas limited partnership. NEHI issued 6,551,022 shares of Common Stock having, as of such date, a fair market value of $1,113,674 (or $0.17 per share), as well as $250,000 in cash in return for such interest in RST-USA. Former management of NEHI simultaneously sold five percent of NEHI's interest in RST-USA to an unaffiliated third party for $250,000 in cash, whereby the Company's interest in RST-USA was reduced to 20%. NEHI has an obligation to fund certain expenses up to $1,000,000 incurred in relation to the development of the Device in return for its interest in RST-USA.

         The general partner of RST-USA is Rotary Steerable Tools LLC, a Texas limited liability company("RST LLC"). The other limited partners of RST-USA are Messrs. Jack Chance, Chairman and Chief Executive Officer of the Company, Steve McLoughlin, the Company's Treasurer and Executive Vice President of Oilfield Services, George Sutherland, President and Chief Executive Officer of the Company and Feroze Variava, the Company's Secretary and Executive Vice President of Operations. Messrs. Chance and McLoughlin are the inventors and assignors of the intellectual property related to the Device. See Part I, Item 3 - Legal Proceedings, Notes 14 and 21 to the Notes to the Financial Statements and
Exhibit 10.5 hereto.

         The Device is patent pending and is presently in the patent application process in the U.S. and the U.K. A patent application was filed in the United Kingdom in 1995. Subsequently, an international patent application, under the Patent Cooperation Treaty, was filed in 1996. The international patent application was published on October 10, 1996 under serial number WO-96- 31679. The priority date on the international patent application is April 5, 1995. A patent was applied for in the United States on October 5, 1997. Patents in other countries have also been applied for. On September 23, 1998, Messrs. Chance and McLoughlin assigned the patent to Rotary Steerable Tools (BVI), Inc., ("RST-BVI"), a company intended to be the holder of the patent and worldwide licensor of the patent technology for the Device. The "Device, used in connection with directional oil and natural gas drilling, is generally described as a down-hole adjustable device for trajectory control in the drilling of Deviated Wells." The Device can be used for conventional, directional, horizontal and multilateral drilling. The Device has not yet been offered commercially. RST-USA is to be the licensee in the United States for the Device.

         The Device is designed to enable drillers to control the inclination and direction of the well bore while maintaining complete rotation of the drillstring at all times during the drilling process. The Device uses the static method of rotary steering and the Device is self-aligning within the borehole. Forces are applied continuously to the borehole by means of an eccentric cam which can be rotated and then locked into place during drilling. During drilling, there are no moving parts. The Device has three major components. The mandrel carries all axial and torque loadings from the drillstring to the drill bit. The inner sleeve is the eccentric cam component which transmits forces to the borehole wall by means of blades which are set on the outer housing. The outer housing contains the pregnant, self-aligning portion of the Device. It has two parallel short stabilizer blades set at a distance of approximately two to three feet from the face of the drill bit. The blades apply radial forces to the borehole. The blades can be removed in the field and shimmed to different heights which results in a change in the dog-leg characteristics which the Device can provide. The outer housing contains the mechanical means of controlling the position of the inner sleeve, as well as the power source and instrumentation for the Device. The Device is approximately nine feet long, which allows survey instrumentation to be placed closer to the drill bit, and the quality of formation evaluation information is expected to be better because the drilling mud will have had less time to contaminate the rock formation. The Device is scheduled to be among the first rotary steerable tools to enter the market. According to industry authority, Baker Hughes Inteq, rotary steerable technology represents an advancement in drilling technology through a step function change and has demonstrated gains in drilling efficiency.

         The competitive market for steerable drilling tools includes such companies as: Baker Hughes Inteq, Camco, Cambridge, Halliburton, Schlumberger and Sperry-Sun, which manufacture and market similar drilling equipment which would compete with the Device. Two prototype Devices are in advanced stages of development by RST-USA and field testing is anticipated to begin in the first quarter of 1999.

         In addition, the RST-USA/HORSE transactions resulted in a change of control of the Company. Bill Knollenberg was the only serving officer and director of the Company in November 1997, and, as a part of such transactions, appointed the four individuals, who have controlling interests in RST-USA and HORSE, as directors and officers of the Company. Messrs. Chance, McLoughlin, Sutherland and Variava each have extensive oil and natural gas industry experience, particularly in horizontal and multi-lateral oil and natural gas drilling. With the RST-USA/HORSE transactions, the Company and its current management have refocused the Company as an exploitation and oilfield service company.

         The Company has not been able to meet its financial obligations to either HORSE or RST-USA and has yet to realize cash flow from either HORSE or RST-USA. The Company feels that interest in both of these affiliates will pay dividends in the future. The Company was notified in December 1997 by RST-USA that NEHI was in breach of the November 5, 1997 agreement by not meeting the financial obligations of the contract. RST-USA has not revoked the Company's interest in RST-USA, and has been negotiating with the Company on ways to resolve the breach.

         In that regard, RST-USA has proposed a "roll up" of its limited partnership interests into RST-BVI, a British Virgin Island corporation formed after RST-USA in order to utilize tax advantages enabled by the laws of that jurisdiction. Following the formation of RST-BVI, Messrs. Chance and McLoughlin assigned the patent to the Device to RST-BVI on September 23, 1998. RST-BVI will hold the patent, production and operating rights for the Device for its use by companies located in all countries. In the United States, RST-USA will receive an operating license from RST-BVI to lease the Device. Pursuant to the "roll up," the present limited partners of RST-USA, which include NEHI, will be given the opportunity to surrender and convert their limited partnership interests into an equity position in RST-BVI. Proportional to the worldwide market value of RST-BVI, the partnership interest in RST-USA will be rolled up in proportion to each partner's holding therein. Every percentage (1%) interest held in RST-USA will be converted to an interest of 0.25% in RST-BVI. The basis for this ratio is determined by industry custom and practice with RST-BVI representing 100% of the available market globally and the value of the RST-USA market being, at best, 25% and, perhaps, even as low as 15% of such market. No absolute market value has yet been established as this determination will be proportionate to the market share achieved, but the total available global market is estimated by leading industry sources to be in excess of $1.1 Billion.

         Current management of the Company has indicated that it will accept the terms of the roll up, because the interest in RST-BVI represents an interest in the world wide market for use of the Device rather than its present limited partnership interest solely in RST-USA, which will only benefit from use of the Device in the United States. Management believes the equity interest in RST-BVI represents a more stable base of investment by reducing the exposure created by the volatility of the domestic oilfield market. At present, the United States oil market is in a depressed state, and there is every likelihood that this state of affairs may continue for the foreseeable future.

         With respect to NEHI's present 20% limited partnership interest in RST-USA, upon completion of the conversion, it would hold 5% of the common stock of RST-BVI. In addition, for those partners who have paid their initial capital contribution for their limited partnership interest in full, an additional roll up interest will be converted. Since November of 1997, NEHI has invested $310,000 of the $1,000,000, agreed to by NEHI and RST-USA on November 5, 1997 and therefore will not be entitled to the additional roll up percentage. Due to the related interest between the Management of the Company and management of RST-USA and RST-BVI, the election to convert the limited partnership interests of RST-USA held by NEHI cannot be viewed as an arms length decision, and current Management, therefore, will be seeking approval of the "roll up" and conversion of NEHI's interest in RST-USA by the shareholders of the Company at its next shareholders meeting.

         In February 1998, an agreement (the "February 1998 Agreement") was entered into pursuant to which certain principal shareholders of NEHI agreed that the Company's Board of Directors would consist of three Directors selected collectively by Bill M. Knollenberg, A. Bradley Knollenberg and Doris Knollenberg; three Directors selected collectively by Jack Chance, George Sutherland, Feroze Variava and Steve McLoughlin; and one ex-officio advisor, to be selected by the parties to the agreement, who would have authority to vote if the Board of Directors was deadlocked. See Exhibit 10.7. As part of the February 1998 Agreement, Daniel R. Kirshbaum, Esq., former counsel to the Company, was designated to serve as the initial ex-officio advisor until such time as he resigned or was replaced by the Board of Directors and Mr. McLoughlin agreed to resign. Mr. McLoughlin's resignation was effective in April 1998. NEHI was not a party to the February 1998 Agreement and, current Management does not believe the Company is bound by such agreement. Based upon this conclusion, it is the Company's position that the present directors of the Company are: Messrs. Jack Chance, George Sutherland, Feroze Variava, Bill M. Knollenberg and A. Bradley Knollenberg. Mr. Bill Knollenberg tendered his resignation as Chairman of the Board of Directors (but, not as a director) and Chief Executive Officer of the Company on December 8, 1997. Current corporate officers and Management are Messrs. Jack Chance, Chairman and Chief Executive Officer, George Sutherland, President and Chief Operating Officer, Feroze Variava, Executive Vice President of Operations and Secretary and Steve McLoughlin, Executive Vice President of Oilfield Services and Treasurer. See
Part I, Item 3 - Legal Proceedings.

Competition in Oil and Natural Gas Exploration, Development and Production

         The business of exploring, developing and producing oil and natural gas is highly competitive. The Company competes with numerous firms and other individuals in its activities, including major oil firms and other independent exploration and producing firms, many of which have substantially greater financial resources, management and technical skills, and facilities than those of the Company. Major and independent oil and natural gas companies and individuals actively bid for desirable producing properties as well as unexplored oil and natural gas prospects and compete for equipment, services, and labor required to explore, develop and operate such properties. The Company faces intense competition from other energy firms attempting to form exploration groups to provide funding to complete desired exploration, including drilling. In the opinion of the Company, the decision of a firm to participate in a proposed exploration group is based on the estimated likelihood of finding oil and natural gas in commercial quantities, the cost of exploration and, if warranted, development, the size of the potential reservoir, the interest to be earned by completing specified exploration or drilling or providing necessary funding, alternative opportunities for the employment of limited capital, the exploration philosophy or area of interest of potential participants, the reputation of the Company, and other factors, many of which are beyond the control of the Company.

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

Geographic Focus

         In 1997, the Company acquired a 10,122 acre oil and natural gas farm-in in Wirt County, West Virginia. The property is in close proximity to the Burning Springs anticline where hydrocarbons have been produced since the early twentieth century. The Company has a two well drilling commitment as part of the farm-in agreement and plans to target the fractured Devonian Shales. The Company plans to exploit the Devonian Shale reservoir utilizing high angle, multilateral drainholes.

         In addition to the Company's recent acquisition of acreage in West Virginia, the Company's oil and natural gas development efforts are focused primarily on the Gulf Coast and Upper Gulf Coast salt basins of the southeast United States and the Permian Basin area of west Texas and southeast New Mexico. Management's experience in many of the major oil and natural gas producing basins around the world allows the Company the flexibility of pursuing other producing opportunities elsewhere as they are presented.

         The Company's primary efforts will be to assemble leases on well documented oil and natural gas development or exploration prospects conducive to its core business of re-entry horizontal and multilateral drilling assuming it is able to obtain the capital resources to finance such operations. The Company will obtain industry or non-industry participants to aid in exploitation of the drilling prospects. The Company intends to retain lease payments, overriding royalty interests and non-operating working interests.

Well Operations

         The Company operates 12 onshore wells in which it owns a majority or all of the working interest. Operations are conducted pursuant to joint operating agreements. Presently, such operations are being conducted primarily from the Fisher County, Texas properties. See Part I, Item 2 - Description of Properties. The Company considers these joint operating agreements to be on terms customary within the industry. The operator of an oil and natural gas property supervises production, maintains production records, employs field personnel, and performs other functions required in the production and administration of such property. The compensation paid to the operator for such services customarily varies from property to property, depending on the nature, depth, and location of the property being operated.

Acquisition, Development and Other Activities

         The Company has acquired and may continue to acquire certain oil and natural gas leases from time to time in the future for the purpose of contributing the leases to affiliated oil and natural gas partnerships or selling the leases to industry partners for cash consideration. Such leases held for resale are periodically reviewed to determine if they have been impaired. If impairment exists, a loss is recognized by providing an impairment allowance. See Notes 1 and 11 to the Notes to the Financial Statements. Abandonments of oil and natural gas leases held for resale are charged to expense. With respect to leases transferred to affiliated oil and natural gas partnerships, the determination of recovery of total costs is made on a partnership-by-partnership basis.

Marketing of Production

         The Company's production is marketed to third parties consistent with industry practices. Typically, oil is sold at the wellhead at field posted prices and natural gas is sold under contract at a negotiated price based upon factors normally considered in the industry, such as price regulations, distance from the well to the pipeline, well pressure, estimated reserves, quality of natural gas and prevailing supply and demand conditions.

Funding of Business Activities

         During the first seven months of 1998, the Company secured capital resources for lease acquisition and drilling projects primarily through the private placement offering of a new issuance of up to $20,000,000 of NEHI Series A 9% Convertible Debentures, which was initiated in January 1998, ("1998 NEHI Debentures"). The $261,000 obtained as proceeds from this offering have been used to fund lease acquisitions, well workover projects and to pay general and administrative costs. The debenture holders have converted such debt to 958,618 shares of NEHI Common Stock. This offering was discontinued in July and will remain suspended until the Company has fulfilled its reporting requirements with the SEC by filing this Form 10-KSB for the year ended 1997. See Part I, Item 3 Legal Proceedings.

         The Company's liquidity requirements for 1998 are anticipated to be $300,000. The Company presently exhibits serious cash flow problems and therefore its ability to meet such liquidity requirements is in question. Continuing efforts to raise working capital through the private placement of the 1998 NEHI Debentures is one source to meet such requirements. It is anticipated that such efforts will be renewed in the fourth quarter of the 1998 fiscal year; however, there is no assurance that such placements will be successful or sufficient to meet the Company's needs. Failure to obtain sufficient financing could have a natural adverse affect on the Company and could result in one or more creditors or the Company filing a petition under the U.S. Bankruptcy Code.

History of Substantial Losses

         The Company has experienced significant losses during 1997 and continues to do so during 1998, primarily due to lack of oil and natural gas production revenue and the write off of oil reserves. The Company also experienced losses in connection with it interests in the fields of agricultural water irrigation and computer software. See Notes 11 and 12 to the Notes to the Financial Statements. The Company is no longer involved in those lines of business. In addition, this continuing cycle of increased operating losses has raised concerns regarding the Company's ability to continue as a going concern. In order to attain profitability, the Company must drill successful oil and natural gas wells and exploit its drilling technology. There can be no assurance that the Company's business will generate sufficient cash flow in an amount sufficient to enable the Company to make necessary expenditures.

Limited Operating History: No Assurance of Successful Implementation of Business Strategy

         The Company became active in the oil and natural gas industry in 1996; thus, the Company has had limited experience exploring, developing and producing oil and natural gas. The Company's future success depends upon its ability to find or acquire additional oil and natural gas reserves that are economically recoverable and exploit its present lease acreage. Except to the extent the Company conducts successful exploration or development activities or acquires properties containing Proved Reserves, the Proved Reserves of the Company will generally decline as they are produced. The decline rate varies depending upon reservoir characteristics and other factors. The Company's future oil and natural gas reserves and production, and, therefore, cash flow and income are highly dependent upon the company's level of success in exploiting its current reserves and acquiring or finding additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive. To the extent cash flow from operations continues to be reduced and external sources of capital remain limited or unavailable, the Company's ability to make the necessary capital investments to maintain or expand its asset base of oil and natural gas reserves will be impaired. There can be no assurance that the Company's planned development projects and acquisition activities will result in significant additional reserves or that the Company will have success drilling productive wells at economic returns to replace its current and future continued production. The Company believes that it now has adequate management depth; nonetheless, the continued success of the Company is dependent on its ability to finance its activities. Presently, the Company has liquidity and severe cash flow problems. There can be no assurance that the Company will be able to raise funds to finance its activities, nor can there be assurance that any such financing will be available on terms acceptable to the Company if at all. Should sufficient capital not be available, the Company may not be able to continue to implement its strategy. In addition to the inherent risks in the oil and natural gas business, the Company faces all the risks inherent in the growth of a developing business. Therefore, securities of the Company must be regarded as being at high risk with all the unforeseen costs, expenses, problems and difficulties to which the Company is subject.

Risk of Oil and Natural Gas Exploration, Development, Production and Marketing

         Oil and natural gas exploration, development, production and marketing have inherent risks. There can be no assurance that the Company can find commercially exploitable reserves of oil and natural gas, nor can there be any assurance that the Company will be able to successfully develop commercial reserves, if discovered. There can be no assurance that the Company will be able to maintain production, nor successfully market production. The Company believes that its management possess the skills to address the inherent risks of the oil and natural gas industry.

Volatility of Oil and Natural Gas Prices

         The Company's revenues, profitability and the carrying value of its oil and natural gas properties are substantially dependent upon prevailing prices of, and demand for, oil and natural gas and the costs of acquiring, finding, developing and producing reserves. The Company's ability to obtain additional capital on attractive terms is also substantially dependent upon oil and natural gas prices. Historically, the markets for oil and natural gas are subject to wide fluctuations in response to: (i) relatively minor changes in the supply of, and demand for, oil and natural gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond the Company's control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and natural gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions.

Uncertainty of Estimates of Reserves and Future Net Cash Flows

         This report of the Company contains estimates of its oil and natural gas reserves, which have been prepared by certain independent petroleum consultants. There are numerous uncertainties inherent in estimating quantities of Proved Reserves of oil and natural gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond the Company's control. The estimates herein are based on various assumptions, including, for example, constant oil and natural gas prices, operating expenses, capital expenditures and the availability of funds, and, therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes operating expenses, development expenditures and quantities of recoverable oil and natural gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth herein. Additionally, the Company's reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and natural gas prices and other factors, many of which are beyond the Company's control. See Part I, Item 2 - Description of Properties.

Product Development Risks of RST-USA and Protection of Proprietary Technology.

         The Company owns a 20% interest in RST-USA, a Texas limited partnership, which is to be the licensee in the United States for certain rotary steerable drilling tool technology. The Company cannot state that others will not independently develop alternative proprietary methods for similar types of processes and apparatus or that the Company may not be required to obtain licenses under the patent rights of others. The Company has not received notice that any of its apparatus or processes infringe any patent. The patent pending for the Device, held by RST-BVI, was filed originally pending under the Patent Cooperation Treaty in the United Kingdom. Applications for individual patents have been applied for in 23 countries, including the United States.

Costs of Compliance with Governmental Regulations

         Governmental regulations govern matters related to drilling. Governmental authorities have the power, under various circumstances, to enforce compliance, and violators may be subject to civil or criminal penalties. Private individuals may also have the right to sue to enforce compliance with certain of the governmental requirements. Operating permits are generally required by federal and state agencies for drilling. The Company may from time to time become subject to governmental enforcement proceedings and resulting fines or other sanctions and may incur penalties. Such expenditures can be substantial and accordingly could have a material adverse effect on the Company's financial condition.

Competition

         The Company competes with oil and natural gas producers that have significantly larger financial resources than the Company. No assurance can be given that the Company will be able to successfully compete with such companies.

Operating Risks and Possible Insufficiency of Insurance

         The business of the Company exposes it to various risks, including claims for damage to property, injuries to persons, negligence and professional errors or omissions in the planning or performing of its services and providing of its products, which claims could be substantial. There can be no assurances that the Company will continue to be able to obtain adequate or required insurance coverage as its business grows or, if obtainable, purchase it at reasonable rates. If the Company has difficulty in obtaining or maintaining such coverage, it could be at a competitive disadvantage with other companies, it may become exposed to significant uninsured risks and losses, and/or may be unable to continue certain of its operations. Accordingly, there can be no assurance that liabilities that may be incurred by the Company will be covered by insurance or that the dollar amount of such liabilities which may be covered by insurance will not exceed the Company's policy limits. A partially or completely uninsured claim, if successful, could have a material adverse effect on the Company's financial condition and results of operations.

Lack of Diversification: Risks of Investing in the Oil and Natural Gas Industry

         The Company operates primarily in the oil and natural gas industry. The current plan of operation calls for expansion within, but does not anticipate diversification beyond, this industry. The plan of operation, therefore, subjects the Company to the economic fluctuations within this industry and increases the risk associated with its operations. An investment in any aspect of the oil and natural gas industry is speculative and historically has involved a high degree of risk. The continued success of the Company will depend on various factors over which the Company has little or no control.

Dependence on Management

         The Company is dependent upon the time, talent and experience of Messrs. Jack Chance, George Sutherland, Feroze Variava and Steve McLoughlin. Although each has a significant equity ownership in the Company, the Company through RST-USA and HORSE does not presently have employment agreements with such individuals. The loss of the services of any of them, for any reason, could have a material adverse effect on the Company. The Company does not currently maintain key-man life insurance on any of its employees.

Future Need for Additional Personnel

         As a result of a recent restructuring of the management and operations of the Company, the Company has obtained the services of new personnel to perform certain functions important to the long-term development of the Company, including accounting, finance and quality control functions. The Company may hire additional staff with the special skills and education necessary for important Company functions. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

Convertible Debentures

         As a part of the acquisition of the oil and natural gas reserves from Erin Oil in 1996, the Company assumed liability for convertible debentures previously issued by Erin Oil and outstanding as of September 30, 1996 ("Erin Oil Debentures"). The Erin Oil Debentures were issued at various times during 1996 at interest rates of 8 to12% due January 5, 1998. As of January 5, 1997, the first anniversary date of the Erin Oil Debentures, such debentures were available for conversion into common stock of the Company. See Note 6 to the Notes to the Financial Statements. The conversion ratio varied from $0.75 to $2.00 per share of Common Stock, depending upon the amount of such debenture. A principal amount of $5,000,000 was authorized by the Erin Oil Board of Directors, of which $2,770,000 were sold and outstanding at September 30, 1996. An additional $698,000 of Erin Oil Debentures were sold by Erin Gas Producers, Inc. ("Erin Gas"), another company affiliated with Mr. Bill Knollenberg, from October 1 through December 31, 1996, and subsequently assigned to the Company, bringing the total amount of outstanding Erin Oil Debentures to $3,468,800. If fully converted on January 5, 1997, the outstanding Erin Oil Debentures would have represented 3,048,638 additional shares of the Company's Common Stock.

         On May 27, 1997, the NEHI Board, through its sole director, Mr. Bill Knollenberg, approved the conversion of $745,000 of Erin Oil Debentures into 597,903 shares of NEHI common stock. On December 18, 1997, the Company entered into an agreement with Erin Oil and Mr. Bill Knollenberg (the "December 18, 1997 Agreement"). The December 18, 1997 Agreement, which was not an arms-length transaction, transferred the liability for the balance, which amounted to $2,746,080, as of December 16, 1997, of the outstanding Erin Oil Debentures and accrued interest to Mr. Bill Knollenberg and Erin Oil. See Note 6 to the Notes to the Financial Statements and Exhibit 10.6 hereto. At the time the Erin Oil Debentures were sold to the public, it was represented that such debentures would be convertible into common stock of a public company later represented as NEHI. Because of these representations, the Company agreed to hold in escrow for Erin Oil, 2,913,200 shares of the Company's Common Stock to be used by Erin Oil for the express purpose of converting the outstanding Erin Oil Debenture debt. Based on the December 18, 1997 Agreement, Erin Oil, Gulf Minerals and Mr. Bill Knollenberg have assumed any additional liability for payment or conversion of the Erin Oil Debentures. As Erin Oil retires these debentures, a corresponding amount of NEHI Common Stock will be released from the escrow. As of November 10, 1998, 2,820,675 shares of Common Stock had been exchanged for Erin Oil Debentures and the balance of the 2,913,200 shares of Common Stock was held in escrow. In addition, the transaction had the effect of removing approximately $2,621,800 of debt from the Company's balance sheet. Current Management believes the 2,913,200 shares of Common Stock transferred to escrow satisfy NEHI's liability for these debentures.

         In August, 1998, it was discovered that from August through September, 1997, $120,000 of NEHI Series A Convertible Debentures were sold by former management of NEHI at an interest rate of 8% due August 25, 1999 ("1997 NEHI Debentures"). According to the 1997 NEHI Debenture documents, these debentures are part of a series of NEHI convertible debentures of up to an aggregate principal of $1,000,000. Other than the $120,000 of debentures, current Management has been unable to determine whether any additional debentures of these series have been sold and are outstanding, and intensive efforts to ascertain the likelihood of additional outstanding debentures are on-going. The Company does not intend to meet the interest obligation, which was due on these debentures on August 25, 1998 and based on discussions with the present debenture holders, the Company and such holders have agreed to convert such debentures to Common Stock, which is anticipated to occur during the fourth quarter of 1998. Upon conversion, the outstanding debentures will represent 282,258 additional shares of the Company's Common Stock. See Note 21 to the Notes to the Financial Statements and Exhibit 4.2 hereto.

         During the first seven months of 1998, the Company secured capital resources for lease acquisition and drilling projects primarily through the private placement offering of a new issuance of up to $20,000,000 of NEHI Series A 9% Convertible Debentures, which was initiated in January 1998, ("1998 NEHI Debentures"). The $261,000 obtained as proceeds from this offering have been used to fund lease acquisitions, well workover projects and to pay general and administrative costs. The debenture holders have converted such debt to 958,618 shares of NEHI Common Stock. This offering has been discontinued until the Company has fulfilled its reporting requirements with the SEC.

Employees

         As of December 31, 1997 and November 10, 1998, the Company employed ten full-time persons and eight full-time persons, respectively. The Company's employees are not represented by a union.

Item 2.  Description of Properties

Properties

         Fisher County, Texas

         The Company has four primary properties in Fisher County, Texas. They are located in different lease blocks along the western flank of the Bend Arch and on the Eastern Shelf of the Permian Basin. These properties were acquired from Erin Oil. The Fisher County properties account for all of NEHI's production and proved producing reserves during the first nine months of 1998.

Production has declined significantly on these properties from water breakthrough and mechanical well problems. Well workovers were performed in April and May and the properties are being evaluated for possible infill drilling potential. Long term plans are to divest of operating rights to these properties and retain a non-operated interest. It was determined in April 1998 that the leasehold interests to the Fisher County properties had never been transferred from Erin Oil to NEHI. As a result of the Company initiating the cause of action against Mr. Knollenberg, et al, in July 1998 (See Part I, Item 3 - Legal Proceedings), Erin Oil executed and delivered the documents necessary to transfer the interests to NEHI late in July, 1998. The documents as delivered were dated April 1998. The properties are listed below:

         The Pardue-Holly Lease - The Pardue-Holly lease consists of 640 acres. On this lease, the Flippen Lime and the Swastika Sand are capable of production. The company also operates two saltwater disposal wells on this lease.

         The Neversuch Lease - The Neversuch lease has 156 acres with two wells now producing from the Flippen Lime.

         The Young Lease - The Young lease has one producing well on 640 acres. On this lease, the Flippen Lime, Swastika Sand, Canyon Sand and Noodle Creek Sand formations all have potential for production. One well is currently producing from the Flippen Lime and other zones are being investigated for possible drilling projects.

         The Scifres Lease - The Scifres lease currently has one well on this 40 acre lease. Formations that are capable of producing in the area are the Flippen Lime at approximately 3,100 feet, the Swastika Sand at 3,700 feet, and the Canyon Sand at 4,300. One well is on the Scifres lease and is currently shut in pending evaluation.

         Gross proved producing reserves on these Fisher County properties total 85,700 barrels of oil ("bbls").

         Scurry County, Texas

         This property was acquired from Erin Oil. Management has finalized its evaluation of the Scurry/McMullen County property and determined that substantial lease impairment existed which resulted in these reserves being written off as of June 30, 1998.

         Walker County, Texas

         This property was acquired from Erin Oil. This block consists of 179.57 acres and is located in close proximity to successful horizontal Austin Chalk wells drilled by offsetting operators. The Austin Chalk is at 13,000 feet deep in this area, and can be a very prolific, high volume natural gas producer. Additional acreage is being pursued which is contiguous with this lease to complete a larger, horizontal drillable gas unit. The Company is pursuing the sale of this project or industry partners for joint venture. Drilling costs for this development have been estimated at $1,500,000 by the Company.

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

         The Company has received an oil and natural gas lease assignment on the first 200 acre "Roberts" tracts, and acquired a lease on a 102 acre contiguous tract, all of which the Company subsequently assigned to HORSE. The Company retained a lease payment and overriding royalty on this property.

         The Company feels that the "Roberts" property has the potential, with independent oil reserve calculations placing the proven reserves worth more than $17,000,000 as of April, 1998, discounted at 10% over two thirds of well life. Additionally, the nature of the Devonian Shale Reservoir, makes this an ideal location to utilize high angle and horizontal well technology. The Company has agreed to joint venture with HORSE to drill and test high angle multilateral potential in these formations.

         The transactions between NEHI and HORSE were not at arms-length; however, current Management believes that such transactions were customary practice within the oil and natural gas industry and necessary to pursue the Company's strategy in refocusing its efforts towards oil and natural gas exploration and exploitation.

         Ritchie County and Pleasants County, West Virginia

         The Company did not include production numbers or reserve numbers for its properties in Ritchie and Pleasants Counties, West Virginia. The Company received its interest in these wells during 1996 from Erin Gas Producers, Inc. The Company has not been able to accurately determine the chain of title and ownership of these properties as had been represented by previous management. The Company is investigating this matter. The Company believes that Erin Gas Producers, Inc. and RFBK partners, from whom the Company would have obtained assignment of these properties, are involved in litigation with the former owners of these properties. If the Company establishes that it has ownership of these properties, then the Company would make claims on production and reserves.

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

         In accordance with applicable requirements of the SEC, the estimated discounted future net revenues from estimated proves reserves are based on prices and costs as of the date of the estimate unless such prices or costs are contractually determined at such date. Actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by factors such as actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by natural gas purchasers, changes in governmental regulations or taxation and the impact of inflation on costs.

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

         The oil and natural gas properties owned by the Company are also typically subject to royalty and other similar in most bearing interests customary in the industry. The Company does not believe that any of these encumbrances or burdens will materially affect the Company's ownership or use of its properties.

Reserves Reported to Other Agencies

         During 1997, there were no estimates of total, proved net oil or gas reserves filed with or included in reports to the SEC or any other Federal authority or agency.

Production

         The production of crude oil by NEHI represents one fiscal year (1/1/97 thru 12/31/97) and is shown below as required by SPAS No. 69. Total annual gross production was 5,374 bbls. Total net production was 3,754 bbls.


                    Total Gross     Total Net         Average     Effective
                   (8/8ths bbls)   Production           Sales  Lifting Cost
Lease Name           Production   Fiscal 1997   Price ($/bbl)       ($/bbl)
------------       -------------  -----------   -------------  ------------

Scifres                     258           196           20.36          6.64

Neversuch B               2,475         1,708           19.97         11.67

Neversuch C               1,678         1,159           19.97           8.3

Pardue Holly C              497           343           19.81         53.84

Pardue-Holly                 56            39           20.32        218.68

Young                       298           226           18.85          6.89

Carrol Hinds (1)            112            83           19.75        490.61

-------------------
(1) During 1997, the Company abandoned the Carrol Hinds lease.

Productive Wells and Acreage

         Production declined in 1997. As of December 31, 1997, the total gross and net productive wells and developed acreage owned by NEHI is shown in the table below by geographical region as required by SPAS No. 69. Several of the wells listed below are shut-in pending evaluation for workover.

              Gross
              Developed              Gross       Net       Gross           Net
              Acres On        Well  Working    Revenue    Acreage        Drilled
Lease Name    Lease           Name  Interest   Interest   To Well        Acreage
--------------------------------------------------------------------------------
TEXAS

Neversuch    156.00            #1B    0.69      0.314      20.00           7.70
                               #3B    0.69      0.314      20.00           7.70
                               #3C    0.69      0.314      20.00           4.40

Pardue &     640.00            #1C    0.69      0.690      20.00          13.80
Holly                          #2C    0.69      0.690      20.00          13.80
                               #3C    0.69      0.690      20.00          13.80
                       Pardue  #6     0.69      0.690     290.00         200.10
                       Holly   #1     0.69      0.690     290.00         200.10

Scifres       40.00    Scifres #1     0.76      0.760      40.00          30.40

Young        640.00    Young   #7     0.76      0.740     640.00         486.40


              Gross
              Developed              Gross       Net       Gross           Net
              Acres On        Well  Working    Revenue    Acreage        Drilled
Lease Name    Lease           Name  Interest   Interest   To Well        Acreage
--------------------------------------------------------------------------------
WEST VIRGINIA (Ritchie and Pleasants Counties)

Ball           5.00            #2A   1.000      0.800       5.00           4.00

Campbell       5.00            #1    1.000      0.800       5.00           4.00

Cokeley        5.00            #1    1.000      0.800       5.00           4.00

Freshwater     5.00            #1    1.000      0.800       5.00           4.00

Jemison        5.00            #1    1.000      0.800       5.00           4.00

Richards      40.00            #2    1.000      0.800      40.00          32.00

TOTALS     1,685.78                 16,218     12,360   1,485.00       1,062.20

         The Company did not include production numbers or reserve numbers for its properties in Ritchie and Pleasants Counties, West Virginia. The Company received its interest in these wells during 1996 from Erin Gas Producers, Inc. The Company has not been able to accurately determine the chain of title and ownership of these properties as had been represented by previous management. The Company is investigating this matter. The Company believes that Erin Gas

Producers, Inc. and RFBK partners, from whom the Company would have obtained assignment of these properties, are involved in litigation with the former owners of these properties. If the Company establishes that it has ownership of these properties, then the Company would make claims on production and reserves.

Undeveloped Acreage

         As of December 31, 1997, the total gross and net undeveloped acreage owned by NEHI is shown in the table below, by geographical region. The total gross undeveloped acreage owned by NEH1 is 10,501.57, while the total net undeveloped acreage is 8395.87.

                         Gross       Net          Gross              Net
                        Working    Revenue     Undeveloped       Undeveloped
Lease Name      County  Interest   Interest   Acres On Lease   Acres On Lease
----------      ------  --------   --------   --------------   ---------------

TEXAS
McMullen/
Brunson         Scurry   1.000      0.800        200.00               160.00

Smithers        Walker   1.000      0.770        179.57               138.27

WEST VIRGINIA
Roberts         Wirt     1.000      0.800     10,122.00             8.097.60

TOTALS                                        10,501.57             8.395.87

Drilling Activity

         No new wells were drilled during 1997; however, test drilling of the Wirt County, West Virginia property is anticipated for the last quarter of 1998, pursuant to the farm-in agreement made on behalf of NEHI by HORSE.

Item 3.  Legal Proceedings

         On June 16, 1998, the Company filed a lawsuit in the 295th Judicial District for the District Civil Court of Harris County, Texas, Case No. 98-28403, against Bill Knollenberg, Doris Knollenberg, A. Bradley Knollenberg, Erin Oil Oil Exploration Inc., and Gulf Minerals Exploration (collectively referred to as "Defendants"). Bill Knollenberg was the former Chairman of the Board, and remains a director of the Company. Doris Knollenberg is a former director of the Company and A. Bradley Knollenberg is a former officer of the Company and is also a director. The Company's complaint alleges, among other things, mismanagement of the business and financial affairs, of and breach of fiduciary duty to, the Company by Bill and Doris Knollenberg, self-dealing and wrongful conversion by the Knollenbergs in the issuance of securities of the Company to themselves, Erin Oil and Gulf Minerals for inadequate consideration. As a remedy for such alleged acts, the Company has demanded in its petition that Bill Knollenberg be removed from his position as a director of the

Company, that an injunction be issued against the Defendants preventing them from directly or indirectly selling any securities of the Company held by them and that the Court, upon a proper finding, cancel and rescind the securities of the Company determined to be improperly issued to said Defendants. See Exhibit
99.1 hereto.

         On July 10, 1998, the Defendants responded with a counterclaim in which, among other things, (a) it is being demanded that the Company be compelled to permit inspection of its books and records by the Knollenbergs, and
(b) injunctive relief is being sought to (i) prevent the Company from hiring legal and accounting professionals; (ii) prevent the Company from having a board of directors meeting without all members of the board being given proper notice and an opportunity to participate; and (iii) declare a February 26, 1998 agreement among Bill, A. Bradley and Doris Knollenberg, Jack Chance, Steve McLoughlin, George Sutherland and Feroze Variava, individually, as valid and binding on the Company. See Exhibits 10.7 and 99.2 hereto.

         The Defendants have also filed a third-party petition in the right of NEHI as shareholders and on behalf of all other shareholders alleging, among other things, Jack Chance, Steve McLoughlin, George Sutherland, Feroze Variava, RST-USA and HORSE negligently failed to disclose materials facts and/or knowingly provided NEHI with material misinformation which led to the acquisition of the interests in both RST-USA and HORSE by NEHI in issuing its securities to RST-USA and HORSE for inadequate or no consideration thereby. See
Exhibit 99.2 hereto.

         On July 23, 1998, the parties to this litigation entered into an Interlocutory Agreement in which the issues relative to the inspection of books and records, the holding of a board of directors meeting and its procedure, the filing of certain reports with the SEC and the holding of a shareholders meeting among other matters, were resolved. See Exhibit 99.3 hereto.

         The Company cannot, as of this date, predict the outcome of this litigation.

         On October 30, 1998, issues arose under the Interlocutory Agreement concerning the delay in filing the 1997 Form 10-KSB with the SEC and the status of the stock certificate representing the $1,000,000 shares of NEHI Common Stock held by A. Bradley Knollenberg. The Court ordered (a) A. Bradley Knollenberg to produce (i) an executed copy of a directors and officer's questionnaire containing information necessary to complete the 1997 Form 10-KSB, and (ii) the stock certificate evidencing the $1,000,000 shares of NEHI Common Stock; and (b) the Company to file the Form 10-KSB with the SEC during the week of November 16, 1998. See Exhibit 99.5 hereto.

         On or about September 4, 1998, the Company was served with a petition wherein Michael R. Silberstein had brought an action for damages in excess of $50,000 in the 133rd Judicial District for the District Civil Court of Harris County, Texas, Case No. 98-33207 against Erin Oil and NEHI (the "Defendants") alleging that the Defendants (i) are in breach of contract for failure to deliver to Plaintiff stock valued at $9,646; and (ii) fraudulently induced Plaintiff to purchase said stock. The Company intends to vigorously defend against this action. See Exhibit 99.6 hereto.

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

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Limited Trading Market

         The Company's common stock is traded in the over-the-counter market and is quoted on the Over-the-Counter ("OTC") Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "NEHI." Quotations prior to July 1996 are not available as the Company's common stock was traded only in the pink sheets and the primary market maker of the Company's common stock did not publish its prices in the pink sheets; therefore, there is no reliable information from which to present data as to market activity prior to mid-1996. The following table sets forth for the calendar period indicated the high the low bid prices for the Company's common stock as quoted on the OTC Bulletin Board. The prices shown reject inter-dealer prices, without retail mark up, mark-down or commission and may not represent actual transactions:

                                                           BID PRICE
                                                        ---------------
                                                        High        Low

Fiscal Year Ended December 31, 1996
-----------------------------------
Third Quarter                                           2.00      1-1/2
Fourth                                                  2.00      1-1/2
Fiscal Year Ended December 31, 1997
-----------------------------------
First Quarter                                           1-3/8      1.00
Second Quarter                                            7/8      5/16
Third Quarter                                             3/8      7/32
Fourth Quarter                                          1-5/8       3/8

         The Company has 49,000,000 shares of common stock authorized, of which there were 35,633,780 shares outstanding and 339 shareholders of record on December 31, 1997.

         On November 10, 1998 there were 38,890,105 shares of the Company's common stock outstanding and approximately 455 holders of record thereof. The Company's transfer agent is Harris Trust and Savings Bank located in Houston Texas.

Dividend policy

         The Company has not paid a cash dividend on its Common Stock and does not expect to pay such a dividend in the foreseeable future.

Item 6.  Managements Discussion and Analysis or Plan of Operations.

General

         The company experienced dramatic changes during the fiscal year ended 1997. Declining production, severe cash flow shortages and a lack of experienced staff resulted in poor financial performance in 1997. This prompted a company restructuring plan for 1998. The plan involved a change in company control, a change in management, divestiture of uneconomical oil and natural gas properties, a significant write off of impaired assets and a change in company focus, all of which have occurred.

Results of Operations
Year ended December 31, 1996 and 1997

         The Company's operations resulted in a net loss of $2.3 million for the year ended December 31, 1997 representing a $1.1 million increase from the net loss of $1.2 million for the same period in 1996, primarily due to the Coleman County, Texas property abandonment. The company continues to evaluate our remaining properties for asset impairment and further abandonments may be required. In that regard, the company subsequently abandoned the Scurry County, Texas leases in April, 1998. See Notes 11 and 12 to the Notes to the Financial Statements.

         The Company's revenues totaled $165,000 for the year ended December 31, 1997 compared to $50,000 for the same period in 1996, an increase of $115,000. Of such amount, $34,000 represented well administrative fees and $131,000 represented oil sales primarily from the Fisher County, Texas properties.

         The cost of revenue increased to $141,000 for the year ended December 31, 1997 from $32,000 for the year ended December 31, 1996. This increase of $109,000 was the result of an increase in lease operating expenses.

         General and Administrative expenses decreased $172,000 from $385,000 for the year ended December 31, 1996 to $223,000 for the same period in 1997. This decrease was the result of steps taken by management to control overhead costs. In 1997, $80,000 was accrued as accounting and legal fees for preparation of the 1996 Transitional Form 10-KSB, the 1996 Form 10-KSB and 1997 quarterly reports filed with the SEC and preparation of the Series A Convertible Debenture as well as, the documents and defense associated with litigation (see Part I, Item 3 - Legal Proceedings) and the 1997 audit report.

         Erin Oil reassumed the liability on December 18, 1997 for $3,468,800 of its 8% convertible debentures, which had been transferred to NEHI as part of the 1996 exchange Erin Oil reserve for NEHI Common Stock by Mr. Bill Knollenberg. This removed the Company liability for these debentures and decreased interest expense from $29,000 in 1996 to $0 in 1997. The Company determined in December, 1997 that there were lease abandonments and expirations which amounted to $2,057,819; no similar expense was taken during 1996.

Liquidity and Capital Resources

Cash Flow from Operating Activities

         Cash flow from operations for fiscal year end 1997 was $89,926 which was a substantial improvement over 1996 where cash flow was $547,412.

Cash Flow from Investing Activities

         The company invested $250,000 in RST-USA in November, 1997. The Company is unable to meet all of its financial obligations to either HORSE or RST and has yet to realize cash flow from either although it believes its investments in both of these entities will produce earnings in the future. The Company was notified in December 1997 by RST-USA that NEHI was in breach of the November 5, 1997 agreement by not meeting the financial obligations of the contract and has been negotiating with the Company on ways to resolve the breach and retain an interest in RST.

         In that regard, RST-USA has proposed a "roll up" of its limited partnership interests into RST-BVI, a British Virgin Island corporation formed after RST-USA in order to utilize tax advantages enabled by the laws of that jurisdiction. Following the formation of RST-BVI, Messrs. Chance and McLoughlin assigned the patent to the Device to RST-BVI on September 23, 1998. RST-BVI will hold the patent, production and operating rights for the Device for its use by companies located in all countries. In the United States, RST-USA will receive an operating license from RST-BVI to lease the Device. Pursuant to the "roll up," the present limited partners of RST-USA, which include NEHI, will be given the opportunity to surrender and convert their limited partnership interests into an equity position in RST-BVI. Proportional to the worldwide market value of RST-BVI, the partnership interest in RST-USA will be rolled up in proportion to each partner's holding therein. Every percentage (1%) interest held in RST-USA will be converted to an interest of 0.25% in RST-BVI. The basis for this ratio is determined by industry custom and practice with RST-BVI representing 100% of the available market globally and the value of the RST-USA market being, at best, 25% and, perhaps, even as low as 15% of such market. No absolute market value has yet been established as this determination will be proportionate to the market share achieved, but the total available global market is estimated by leading industry sources to be in excess of $1.1 Billion.

         Current management of the Company has indicated that it will accept the terms of the roll up, because the interest in RST-BVI represents an interest in the world wide market for use of the Device rather than its present limited partnership interest solely in RST-USA, which will only benefit from use of the Device in the United States. Management believes the equity interest in RST-BVI represents a more stable base of investment by reducing the exposure created by the volatility of the domestic oilfield market. At present, the United States oil market is in a depressed state, and there is every likelihood that this state of affairs may continue for the foreseeable future.

         With respect to NEHI's present 20% limited partnership interest in RST-USA, upon completion of the conversion, it would hold 5% of the common stock of RST-BVI. In addition, for those partners who have paid their initial capital contribution for their limited partnership interest in full, an additional roll up interest will be converted. Since November of 1997, NEHI has invested $310,000 of the $1,000,000, agreed to by NEHI and RST-USA on November 5, 1997 and therefore will not be entitled to the additional roll up percentage. Due to the related interest between the Management of the Company and management of RST-USA and RST-BVI, the election to convert the limited partnership interests of RST-USA held by NEHI cannot be viewed as an arms length decision, and current Management, therefore, will be seeking approval of the "roll up" and conversion of NEHI's interest in RST-USA by the shareholders of the Company at its next shareholders meeting.

Cash Flow from Financing Activities

         The Company secured capital to fund lease acquisitions, drilling projects, purchase equity interests in affiliate companies and to take care of general and administrative costs through the private placement offering of the 1998 NEHI Debentures. All of the 1998 NEHI Debenture holders have been converted to 958,618 shares of NEHI Common Stock. This offering has been discontinued until the Company has fulfilled its reporting requirements with the SEC. See
Part I (Item 1 - Description of Business, Convertible Debentures and, Item 3 - Legal Proceedings).

Plan of Operations

         The Company is focusing on oil and natural gas investments for 1998 and the foreseeable future. Strategic lease acquisitions and equity investments by or into the Company and joint venture drilling opportunities are all being pursued to improve NEHI's financial condition. The identification and development of proven oil and natural gas prospects to achieve reserve growth, increase cash flow, and enhance share value are the central focus of the Company's business. The Company's focus will also continue to be on acquisition of upstream oil and natural gas service business interests that specialize in areas of "enabling technology" and have long term growth potential. Recent advances in certain key technologies enable operators to produce reserves much more efficiently than the past. This enables oil companies to compete during periods of depressed oil & natural gas pricing. These technologies also allow operators to produce fields that would have otherwise been uneconomical, increasing production as well as proven reserve estimates. The affiliation with RST-USA is in line with this philosophy. NEHI is also focusing on acquisition of oil and natural gas reserves that can be exploited through affiliation with HORSE, the horizontal technology company affiliate. NEHI plans to increase reserve holdings over the coming years, acquiring undeveloped reserves to increase company value. The Company will pursue development of these reserves through affiliation and joint venture relationships with other companies and will typically retain lease payments, override royalty interests and non-operating working interest positions. The continued success of the plan assumes the Company can overcome its lack of liquidity and need for capital.

         In addition, in its efforts to acquire leases or other exploration rights in new prospect areas, the Company faces competition from major oil companies, independent oil firms, and oil and natural gas speculators. The ability to acquire leases or exploration rights is generally determined by the amount of cash required to obtain the property interest, the royalty or other interest reserved by the transferor, and the nature of any commitment to drill or complete other exploration.

Forward-Looking Information

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Company in its disclosures to the public. There is certain information contained herein, in the Company's press releases and in oral statements made by authorized officers of the Company which are forward-looking statements, as defined by such Act. When used herein, in the Company's press releases and in such oral statements, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "plans," and similar expressions are intended to identify forward-looking statements. See Exhibit 99.4 for a discussion of the risks and uncertainties which could cause actual results to differ materially from the forward-looking information.

Item 7.  Financial Statements and Supplementary Data

         The information required by this Item 7 is included in this report as set forth in the "Index to Financial Statements on page F-1.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         On June 17, 1998, Alvin L. Dahl & Associates, Inc. resigned as the Company's independent auditors as reported in the Form 8-K Current Reported filed with the SEC on July 22, 1998. Current Management of the Company has engaged Weinstein, Spira & Company, P.C., Houston, Texas as its independent auditors for the year ended December 31, 1998.

PART III

Item 9.  Directors and Executive Officers of the Registrant


Name                        Age      Position                                                      Since
----                        ---      --------                                                      -----
Jack Chance                 46       Director, Chairman of the Board and Chief
                                        Executive Officer                                          1997

George Sutherland           35       Director, President and Chief Operating Officer               1997

Feroze Variava              43       Director, Secretary and Executive Vice President --
                                        Operations                                                 1997

Steve McLoughlin            39       Executive Vice President  -- Oilfield Services, Treasurer     1997
                                        and Chief Financial Officer

Bill M. Knollenberg(1)      72       Director                                                      1996

A. Bradley Knollenberg(1)   33       Director                                                      1997



         The Articles of Incorporation provide that the Board of Directors is to be divided into three classes having staggered terms of three years. At the present time, the Board terms are not classified or staggered.

--------------
(1)      Bill M. Knollenberg is the father of A. Bradley Knollenberg.


Business Experience of Officers and Directors

         Jack Chance. For the past 26 years, Mr. Chance has been involved in the drilling industry with such companies as Howell, Wilson Downhole, Eastman-Christensen, Smith International, Haliburton, and Schlumberger. Mr. Chance has expertise in horizontal and multilateral drilling. He is one of the inventors of the Rotary Steerable Device. He has experience in milling techniques, whipstocks, horizontal and multi-lateral drilling, open hole sidetracking, air drilling and geothermal applications.

         George Sutherland. Mr. Sutherland is a graduate of the University of Texas, Austin, Texas (1984) with a degree in geology. From 1984 through 1997 he worked for Schlumberger in a variety of technical positions as a manager. Mr. Sutherland has expertise in horizontal and multilateral drilling. He has experience in re-entry, horizontal, multi-lateral well technology, geosteering and deep water pore pressure analysis. Most recently, he managed Middle East business for Schlumberger-Anadrill including the well planning, execution and evaluation of many horizontal, re-entry, multi-lateral and short radius wells.

         Feroze Varzava. Mr. Variava is a graduate of the University of Sheffield, Sheffield, England (1977) with a degree in geology. From 1978 through 1997 he worked for Schlumberger in a variety of technical positions as a manager. Mr. Variava has expertise in horizontal-and multilateral drilling. He was with Schlumberger-Anadrill in various field and management positions, including well construction and special projects. He has experience in planning and supervising standard deviated wells, horizontal wells, and short radius multi-lateral wells.

         Steve McLoughlin. Mr. McLoughlin is a graduate of the University of Keele, Keele, England (1981) with a degree in law. From 1988 through 1997 he was involved with several major oil and natural gas industry service companies including Baker Hughes, Smith International, Haliburton and Schlumberger. Mr. McLoughlin has expertise in horizontal and multilateral drilling. He is one of the inventors of the Rotary Steerable Device. He has experience in completion systems, air-flush, DITI, foam drilling, gyros, steering tools, MWD/LWD systems and all facets of directional drilling.

         Bill M. Knollenberg. In 1982, Mr. Knollenberg began selling oil and natural gas ventures. In 1995, Gulf Minerals, a general partnership of which Mr. Knollenberg, Doris C. Knollenberg and A. Bradley Knollenberg are partners, acquired controlling interest in Erin Oil with Mr. Knollenberg assuming the position of President. In August of 1996, Gulf Minerals became the largest shareholder of NEHI and Mr. Knollenberg assumed the position of Director of NEHI. In August 1997, Mr. Knollenberg resigned as director of Erin Oil. Bill M Knollenberg is the father of A. Bradley Knollenberg.

         A. Bradley Knollenberg Mr. A. Bradley Knollenberg is the son of Mr. Bill M. Knollenberg. From 1984 through 1989, he worked as a design consultant for Sound and Lighting Systems. Since 1989 he founded and operated several companies including Waste Water Disposal and Environmental Water Treatment. He is a director of PK Oil and Gas Corporation.

Compliance with Section 16(a) of the Exchange Act.

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers, directors and persons who own more than 10% of the Company's

Common Stock to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act. The Company knows of no person who owns 10% or more of the Company's Common Stock.

         None of the present or former officers or directors have filed the reports required by Section 16(a) of the Exchange Act for the most recent fiscal year or prior fiscal years.


Item 10. Executive Compensation

         During 1997, 1996, and 1995, no executive officer or director of the Company received cash compensation, and no director, officer or employee of the Company received cash compensation exceeding $100,000.

                               Year              Salary           All Other

Jack Chance                    1997              10,000              - 0 -
                               1996               - 0 -              - 0 -
                               1995               - 0 -              - 0 -

Bill M. Knollenberg (1)        1997              15,850              - 0 -
                               1996               - 0 -              - 0 -
                               1995               - 0 -              - 0 -

-------------------
(1) In 1997, Mr. Bill M. Knollenberg received 885,052 shares of the Company's common stock as payment-in-kind for services, Doris Knollenberg, a former director of NEHI, received 1,000,000 shares of the Company's common stock as payment-in-kind for services and A. Bradley Knollenberg received 1,000,000 shares of the Company's common stock as payment-in-kind for services. These transactions have not been accounted for at a known value, due to lack of marketability of the common stock at the time of approval and the unknown fair value of the services rendered. Restrictions on the sale of this Common Stock under Rule 144 promulgated under the Securities Act of 1933, as amended, create additional valuation problems. See Part I, Item 3 - Legal Proceedings, Notes 14 and 21 to the Notes to the Financial Statements.

Item 11. Security Ownership of Certain Beneficial and Management.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of November 10, 1998, by: (i) each person known by the Company to be the beneficial owner of more than 5.0% of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers and (iv) all executive officers and directors as a group. Except as otherwise noted, the named beneficial owner has sole voting and investment power.

                Name and Address of           Shares Beneficially Owned
                 Beneficial Owner              as of November 10, 1998
                 ----------------              -----------------------
                                                Number              Percent
                                                ------              -------
     Gulf Minerals Exploration
     21818 North Freeway
     Spring, Texas 77373                     10,421,324(2)           26.85

     Horse Energy LP
     3 Felicity Trace
     The Woodlands, Texas 77381               7,868,594(3)           20.28

     Rotary Steerable Tools (U.S.A.)  L.P.
     4708 Pecan Grove
     San Antonio, Texas 78222                 6,473,522(4)           16.68

     Jack Chance
     5215 Wincroft Court
     Houston, Texas 77069                        20,000(3)(4)         0.05

     George Sutherland
     3 Felicity Trace
     The Woodlands, Texas 77381                      --(3)              --

     Feroze Variava
     8327 Domer Drive
     Houston, Texas 77379                            --(3)              --

     Steve McLoughlin
     403 NASA Road, #381
     Webster, Texas 77598                        20,000(4)            0.05

     Bill M. Knollenberg
     21818 North Freeway
     Houston, Texas 77373                     2,145,052(2,5)          5.53

     A. Bradley Knollenberg
     21818 North Freeway
     Spring,Texas 77373                       1,000,000(2)            2.58

     Directors and Executive Officers
     as a Group (six persons)                27,948,492(1)           72.02

-------------------
(1) Based upon information furnished by respective individuals and entities. The information is not necessarily indicative of beneficial ownership for any other purpose. Under regulations promulgated pursuant to the Exchange Act, shares are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares; (i) voting power, which includes the power to vote or to direct voting of the shares, or (ii) investment power, which includes the power to dispose or to direct the disposition of the shares.

                                         (Footnotes continued on following page)

(2) Gulf Minerals Exploration is a general partnership, of which Bill M. Knollenberg is a 20% partner, Doris C. Knollenberg, Bill Knollenberg's wife, is a 20% partner, and A Bradley Knollenberg, Bill Knollenberg's son, is a 60% partner.

(3) HORSE limited partnership whose general partner is HR LLC, which is owned by George Sutherland, Jack Chance and Feroze Variava, and whose limited partners are George Sutherland, Jack Chance, Feroze Variava, Steve McLoughlin and NEHI. Based on agreements between the general and limited partners, the shares of NEHI Common Stock are held by HORSE for the benefit of George Sutherland (3,250,511 shares or 8.36%), Jack Chance (1,342,572 shares or 3.45%), and Feroze Variava (3,275,511 shares or 8.42%).

(4) RST is a limited partnership whose general partner is RST LLC, which is owned by Jack Chance and Steve McLoughlin, and whose principle limited partners are Jack Chance, Steve McLoughlin, George Sutherland, Feroze Variava and NEHI. Based on agreements between the general and limited partners, these shares of NEHI Common Stock are held by RST-USA for the benefit of Jack Chance (3,223,011 shares or 8.29%) and Steve McLoughlin (3,250,511 shares or 8.36%).

(5) Includes 350,000 shares owned by Erin Oil, of which Bill M. Knollenberg is a controlling person, and 1,000,000 shares owned by Mr. Bill Knollenberg's wife.

Item 12. Certain Relationships and Related Transactions.

         On August 9, 1996, the Company acquired the proved oil and natural gas reserves of Erin Oil, having a discounted cash value of $12,464,584.00, and issued 21,510,418 shares of its Common Stock to Gulf Minerals. As a part of this transaction, the Company assumed the liability for the Erin Oil Debentures in the amount of $2,770,000. Subsequently, the value of the transaction was lowered to the carrying value of the existing wells plus the purchase cost of the reserves for the twenty well program less the Erin Oil Debentures outstanding. The Common Stock issued to Gulf Minerals was reduced to 13,122,045 shares. See
Part I, Item 1 - Description of Business, Strategic Acquisitions and Changes of Control, and Convertible Debentures and Item 3 - Legal Proceedings and Notes 3, 6 and 21 to the Notes to the Financial Statements.

         The acquisition of control of NEHI in 1996 utilized a trust so that there would not be issues related to (1) control of the assets before and after the transaction, and (2) related party issues. Subsequently, a legal opinion had been received which indicated that the trust for the Knollenberg family was, in fact, a Texas general partnership of which Bill M. Knollenberg and his family members are partners. The transaction was an exchange of nonmonetary assets by each party, i.e., common stock was exchanged for oil and natural gas reserves and the assumption of debt.

         At the time the Erin Oil Debentures were sold to the public, it was represented that such debentures would be convertible into common stock of a public company later represented as NEHI. Because of these representations, the Company agreed to hold in escrow for Erin Oil, 2,913,200 shares of the Company's Common Stock to be used by Erin Oil for the express purpose of converting the outstanding Erin Oil Debenture debt. Based on the December 18, 1997 Agreement, Erin Oil, Gulf Minerals and Mr. Bill Knollenberg have assumed any additional liability for payment or conversion of the Erin Oil Debentures. As Erin Oil retires these debentures, a corresponding amount of Common

Stock will be released from the escrow. As of November 10, 1998, 2,820,675 shares of Common Stock had been exchanged for Erin Oil Debentures and the balance of the shares was held in escrow. In addition, the transaction had the effect of removing approximately $2,621,800 of debt from the Company's balance sheet. Current Management believes the 2,913,200 shares of Common Stock transferred to escrow satisfy NEHI's liability for these debentures. See Exhibit 10.6.

         Ms. P.A. Hartley, former Chairman of the Board of Directors, received 180,000 shares of common stock for services rendered on behalf of the Company for the eight month period from January 1, 1996 through August 9, 1996, under an agreement authorized by the Board of Directors at a meeting of the Board of Directors, January 6, 1997.

         HORSE is a limited partnership whose general partner is HR LLC, which is owned by George Sutherland, Jack Chance and Feroze Variava, and whose limited partners are NEHI, and George Sutherland, Jack Chance, Feroze Variava and Steve McLoughlin, all of whom are Directors of the Company. Messrs. Sutherland, Chance, McLoughlin and Variava collectively own 69% of Horse Energy LP, and they control the general partner of HORSE.

         RST-USA is a limited partnership whose general partner is RST LLC, which is owned by Jack Chance and Steve McLoughlin, and whose principle limited partners are NEHI, Jack Chance, Steve McLoughlin, George Sutherland and Feroze Variava, all of whom are Directors of the Company. Messrs. Chance and McLoughlin collectively own 75% of RST-USA, and they control the general partner of RST LLC.

         During 1997, Mr. Bill Knollenberg as Chief Executive Officer of NEHI and representing the then majority common stock interests, represented to the Board of Directors that personal advances by him had been made to the Company totalling $278,460, which covered operating cash shortfalls and investments made by the Company. These advances were made as needed to the Company and were unsecured. Subsequent to December 31, 1997, the Company executed a note in the amount of $200,000 to Mr. Knollenberg with payment due December 31, 1998. To cover the difference and interest, the Company issued 400,000 shares of restricted common stock to Mr. Knollenberg, which have since been cancelled and returned to unissued status. These accounts are being reviewed by NEHI and are a part of ongoing litigation. Accordingly, the note payable reflected on the balance sheet is an obligation outstanding to Mr. Bill Knollenberg. See Notes 18 and 21 to the Notes to the Financial Statements and Part I, Item 3 - Legal Proceedings.

         In July, 1997, the Company issued 1,000,000 shares of common stock to
A. Bradley Knollenberg. In December, 1997, the Company issued 885,052 shares of common stock to Bill Knollenberg, and 1,000,000 shares of common stock to Doris Knollenberg, a former director of NEHI, all in connection with services rendered to the Company. New management of the Company took operational control as of February 26, 1998.

         In 1997, Mr. Knollenberg issued to himself and/or his family or affiliated businesses, 7,000,000 additional shares of NEHI common stock of which 4,114,947 shares have been returned to the Company and 2,885,082 remain in control of Mr. Knollenberg or his affiliates.

         The following shares were issued to the Knollenbergs in 1997, all in connection with services rendered:


Related Party               No. of Shares      Date Issued          Fair Value
-------------               -------------      -----------          ----------

A. Bradley Knollenberg         1,000,000        July 3, 1997         Unknown

Doris C. Knollenberg           1,000,000        December 9, 1997     Unknown

Bill M. Knollenberg              885,052        December 9, 1997     Unknown


         These transactions are the subject of litigation between the Company and the Knollenbergs as well as Erin Oil and Gulf Minerals. See Notes 18 and 21 to the Notes to the Financial Statements, Part I, Item 3 - Legal Proceedings and
Exhibit 10.2 hereto.

Item 13. Exhibits and Reports on Form 8-K,

(a)      Exhibits Required by Item 601 of Regulation SB

         Exhibit 3
                  (i)      Articles of Incorporation*,**
                  (ii)     By-Laws*,**

         Exhibit 4.1       Specimen Stock Certificate*,**
         Exhibit 4.2       Convertible Bond/Debenture**

         Exhibit 10.1      NEHI Incentive Stock Option Plan*
         Exhibit 10.2      Agreement between NEHI and Erin Oil, dated July 30, 1996**
         Exhibit 10.3      Option Agreement with Diversified Service Brokers Inc., dated
                           August 9, 1996*
         Exhibit 10.4      Agreement between NEHI and HORSE, dated November 1, 1998**
         Exhibit 10.5      Agreement between NEHI and RST-USA, dated November 5, 1998**
         Exhibit 10.6      Agreement between Erin Oil and NEHI, dated December 18, 1997**
         Exhibit 10.7      Agreement by and among Bill Knollenberg, Doris Knollenberg, A. Bradley
                           Knollenberg, Jack Chance, George Sutherland, Feroze Variava, and Steve
                           McLoughlin dated February 26, 1998**

-------------------
    * Previously filed as an Exhibit to the Company's Form 10-KSB, as amended, for the Year Ended December 31, 1996 and incorporated herein by reference.

  ** Previously filed as an Exhibit to the Company's Form 10-QSB for the Quarterly Period Ended March 31, 1998 and incorporated herein by reference.

         Exhibit 27        Financial Data Schedule***

         Exhibit 99.1      Petition of the Company Against Billy Knollenberg, et al., 295th
                           Judicial District for the District Civil Court of Harris County,
                           Texas, Case No. 98-28403 ("Case No. 98-28403")**
         Exhibit 99.2      Answer and Original Counterclaim in Case No. 98-28403**
         Exhibit 99.3      Interlocutory Agreement in Case No. 98-28403**
         Exhibit 99.4      Forward Looking Statements**
         Exhibit 99.5      Agreement-Order in Case No. 98-28403***
         Exhibit 99.6      First Amended Original Petition of Michael R. Silberstein Against Erin Oil et
                           al. 133rd Judicial District for the District Civil Court of Harris County, Texas,
                           Case No. 98-33207***

-------------------
  ***    Filed herewith.


(b)      Reports on Form 8-K:    None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           NATIONAL EQUITIES HOLDINGS, INC.

                                           By:     /s/ Jack Chance
                                                   -----------------------------
                                                   Jack Chance
                                                   Chairman of the Board and
                                                   Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Jack Chance                                              November 20, 1998
------------------------------------------------
Jack Chance
Chairman of the Board
  and Chief Executive Officer
  (Principal Executive Officer)


 /s/ Steve McLoughlin                                         November 20, 1998
------------------------------------------------
Steve McLoughlin
Executive Vice President and Treasurer
  (Principal Financial and Accounting Officer)


 /s/ George Sutherland                                        November 20, 1998
------------------------------------------------
George Sutherland
Director, President and Chief Operating Officer


 /s/ Feroze Variava                                           November 20, 1998
------------------------------------------------
Feroze Variava
Director, Executive Vice President and Secretary


                                                              November ___, 1998
------------------------------------------------
Bill M. Knollenberg
Director


                                                              November ___, 1998
------------------------------------------------
A. Bradley Knollenberg
Director

                        NATIONAL EQUITIES HOLDINGS, INC.

                              FINANCIAL STATEMENTS

                           December 31, 1997 and 1996

                        NATIONAL EQUITIES HOLDINGS, INC.

                              FINANCIAL STATEMENTS

                  For the Year Ended December 31, 1997 and 1996


         Auditors'Report.....................................................F-1

Financial Statements:

         Balance Sheets - Assets.............................................F-2

         Balance Sheets - Liabilities and Stockholders' Equity...............F-3

         Statements of Income................................................F-4

         Statements of Stockholders' Equity..................................F-5

         Statements of Cash Flows............................................F-6

         Supplemental Schedule of Non-cash Investing and Financing
         Activities..........................................................F-7

         Notes to the Financial Statements................................F-8-18

         Supplemental Information...........................................F-19

                          Independent Auditor's Report

The Board of Directors and Stockholders
National Equities Holdings, Inc.

We have audited the accompanying balance sheets of National Equities Holdings, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of National Equities Holdings as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information as required by Statement of Financial Accounting Standards No. 69, is presented for purposes of additional analysis and has not been subjected to the auditing procedures applied in the audit of the basic financial statements, and, accordingly, we express no opinion on it.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the financial statements, the Company has sustained substantial operating losses and abandonment in its oil & gas operations which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also discussed in note 20. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 21 to the financial statements, on June 16, 1998, the Company filed a lawsuit against a Director, stockholder, and related parties alleging mismanagement and other allegations. Additionally, it was determined that Convertible Debentures had been issued but not recorded in the Company's records.



/s/ ALVIN L. DAHL & Associates, PC

Dallas, Texas

April 8, 1998, except for Note 21
as to which the date is September 3, 1998

                        NATIONAL EQUITIES HOLDINGS, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                       December 31,         December 31,
                                           1997                1996
                                       -----------         -----------

Current Assets:
         Cash                        $    62,014           $     3,480
         Accounts Receivable              24,833                37,554
         Due from Erin (Note 16)               0               342,506
                                     -----------           -----------


         Total Current Assets             86,847               383,560
                                     -----------           -----------

Proved Oil and Gas Properties
          Net of Depreciation
         (Note 3)                        206,010             1,050,964
Unproved Oil and Gas
         Properties (Note 16)          1,816,670             2,876,300
Wells and Related Equipment              211,855               390,385
                                     -----------           -----------

         Oil and Gas Properties        2,234,535             4,317,649
                                     -----------           -----------

Other Assets:

Investment in RST/HORSE                2,562,000                     0
                                     -----------           -----------

         Total Other Assets            2,562,000                     0

Total Assets                         $ 4,883,382           $ 4,701,209
                                     ===========           ===========



                   The accompanying notes are an integral part
                          of these financial statements

                        NATIONAL EQUITIES HOLDINGS, INC.

                                 BALANCE SHEETS

                      LIABILITIES and STOCKHOLDERS' EQUITY

                                                     December 31,  December 31,
                                                         1997          1996
                                                     -----------   -----------
Current Liabilities:

         Accounts Payable (Note 17)                 $    65,787    $   151,727
         Accrued Interest                                     0        135,213
         Note Payable-Stockholder (Note 18)             278,460              0
                                                    -----------    -----------
                  Total Current Liabilities             344,247        286,940

         ERIN Convertible Debentures (Note 6)                 0      3,468,800
         NEHI Convertible Debentures (Note 21)          120,000              0
                                                                   -----------
                  Total Liabilities                     464,247      3,755,740
                                                    -----------    -----------
Stockholders' Equity:

Preferred Stock
         1,000,000 shares authorized at
         $.001 par value; none issued
         and outstanding                                      0              0

Common Stock
         49,000,000 shares authorized at
         $.001 par value;  35,633,780 issued
         and outstanding at December 31,
         1997; 14,833,630 issued
         and outstanding at December 31,
         1996 (Note 9)                                   32,788         14,873

Paid In Capital                                       9,076,896      3,365,617

Accumulated (Deficit)                                (4,690,549)    (2,434,821)
         Total Stockholders' Equity (Note 10)         4,419,135        945,469
                                                    -----------    -----------
         Total Liabilities and
         Stockholders' Equity                       $ 4,883,382    $ 4,701,209
                                                    ===========    ===========


                   The accompanying notes are an integral part
                          of these financial statements

                        NATIONAL EQUITIES HOLDINGS, INC.

                            STATEMENTS OF OPERATIONS

                  For the Year Ended December 31, 1997 and 1996

                                        December 31,       December 31,
                                            1997               1996
                                        ------------       ------------
INCOME:
         Sales                         $    165,140      $     50,040
         Less: Lease Operating
               Expenses                    (140,543)          (31,573)
                                       ------------      ------------
Gross Profit                                 24,597            18,467

General & Administrative
         Expenses                          (222,506)         (384,897)
                                       ------------      ------------
Net Income (Loss)
         from operations                   (197,909)         (366,430)

OTHER REVENUES:

Refund of Prepaid Legal                                        10,756

OTHER EXPENSES:

Interest Expense                                              (28,913)
Write Off of Assets (12)                                     (744,524)
Abandonments & Expirations               (2,057,819)                0

 EXTRAORDINARY ITEM:

          Forgiveness of Debt (15)                              5,365
                                                         ------------

NET INCOME (LOSS)                      $ (2,255,728)     $ (1,123,746)
                                       ============      ============

Weighted Average
Number of Shares                         19,541,295         3,326,144

Income (Loss) Per Share                $     (0.115)     $     (0.338)


                   The Accompanying notes are an integral part
                          of these financial statements

                        NATIONAL EQUITIES HOLDINGS, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                    For the Two Years Ended December 31, 1997

                                                                                Accum-            Stock-
                                 Common Stock                    Paid In        ulated            holders'
                                    Shares             $         Capital       (Deficit)          Equity
                                 ------------       ------       -------       ---------          --------
Balance, Jan. 1, 1996             1,231,585          1,271      1,980,956     (1,311,075)         671,152
                                 ----------         ------      ---------     ----------       ----------
January 6, 1996
   Stock issued for services        180,000            180         26,820            -0-           27,000
August 9, 1996
   Stock issued for cash            300,000            300        131,700            -0-          132,000
August 9, 1996
   Stock issued for assets       13,122,045         13,122      1,226,141            -0-        1,239,263
Income (Loss) 1996                      -0-            -0-            -0-     (1,123,746)      (1,123,746)
                                 ----------         ------      ---------     ----------       ----------

Balance, Jan. 1, 1997            14,833,630         14,873      3,365,617     (2,434,821)         945,669

May 9, 1997

   Conversion                       579,903            580        744,420            -0-          745,000

   Stock for services             2,885,052            -0-            -0-            -0-              -0-

Nov--Dec, 1997

   Stock for Assets              14,422,045         14,422      2,297,578            -0-        2,312,000

   Conversion                       713,312            713        803,583            -0-          804,296

   Conversion Escrow              2,199,838          2,200      1,865,698            -0-        1,867,898

Income (Loss) 1997                      -0-            -0-            -0-     (2,255,728)      (2,255,728)
                                 ----------         ------      ---------     ----------       ----------
Balance, Dec 31, 1997            35,633,780         32,788      9,076,896     (4,690,549)       4,419,135

                   The accompanying notes are an integral part
                          of these financial statements

                        NATIONAL EQUITIES HOLDINGS, INC.

                            STATEMENTS OF CASH FLOWS


                                                     For the Years Ended
                                                ----------------------------
                                                December 31,     December 31,
                                                   1997             1996
                                                -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income (Loss)                      (2,255,728)      (1,123,746)
Adjustments to reconcile Net Income to
Net cash provided by Operating Activities:
         Depreciation, Depletion
            & Amortization                          26,346           31,230
         (Increase)/Decrease in Receivables        310,762         (380,060)
         Increase in Payables                      (93,912)         151,727
         Increase(Decrease) in
                  Accrued Interest                (135,213)          28,913
         Asset Writeoff                          2,057,819          744,524
                                                ----------       ----------
Net Cash Provided (used) by
         Operating Activities                      (89,926)        (547,412)
                                                ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
         (Increase) in Capital
         Expenditures                                    0         (206,516)
         Investment in HORSE/RST                  (250,000)               0
                                                ----------       ----------
Net Cash Provided by (used) by
         Investing Activities                     (250,000)        (206,516)
                                                ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
         Increase (Decrease) in
                  Note Payable                     278,460          (38,526)
         Increase (Decrease)
                  in Loan Payable                        0          (34,912)
         Increase in Conv. Debentures              120,000          698,800
         Issuance of Common Stock
                  Paid In Capital                        0          132,000
                                                ----------       ----------
Net Cash Provided by
         Financing Activities                      398,460          757,362
                                                ----------       ----------
Net Increase (Decrease) in Cash                     58,534            3,434
Cash Balance, Beginning                              3,480               46
                                                ----------       ----------
Cash Balance, Ending                                62,014            3,480
                                                ==========       ==========


                   The accompanying notes are an integral part
                          of these financial statements

                        NATIONAL EQUITIES HOLDINGS, INC.

                        SUPPLEMENTAL SCHEDULE OF NON-CASH
                       INVESTING AND FINANCING ACTIVITIES

                      For the Year Ended December 31, 1997


Issuance of Common Stock for assets                    $ 2,312,000
         (Limited Partnership Interest)

Issuance of Common Stock for Debentures                $ 3,468,800

Lease Abandonment and Expirations                      $ 2,057,819

Stock for Services                                     $       -0-









                    The accompany notes are an integral part
                          of these financial statements

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1997
                              And December 31, 1996

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

a. Organization and Business Activities:

Asquith Venture Associates, Inc. was formed on November 24, 1987 with a name change to Amadeus Holdings, Inc. on October 27, 1988. Corporate stock was issued for the organization of several business ventures, all of which were unsuccessful. On January 20, 1993, there was a name change to National Equities Holdings, Inc. The business prupose was to market a subsurface irrigation system (Patent number 5,205,487), a family educational game (Copyright Txu 516862) (See Notes 2,13, and 14), future real estate construction and development, and oil and gas production and development.

b. Depreciation, amortization and depletion:

Depreciation will be provided by the straight-line method at rates calculated to amortize cost over the estimated useful lives of respective assets. Upon sale or retirement of the respective assets, the related cost and accumulated depreciation will be eliminated from the accounts, and gains or losses will be reflected on the income statement. Repair and maintenance expenditures, not anticipated to extend original asset lives will be charged to expenses as incurred. Amortization will be provided by the straight line method when products are brought to market. Depreciation and depletion (including provisions for future abandonment and restoration costs) of all capitalized costs of proved oil and gas producing properties, except mineral interests, will be expensed using the unit-of-production method by individual fields as the proved developed reserves are produced. Depletion expenses for capitalized costs of proved mineral interest are recognized using the unit-of-production method by individual fields as the related proved reserves are produced. Periodic valuation provisions for impairment of capitalized costs of unproved mineral interests will be expensed.

c. Cash and Cash Equivalents:

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and highly liquid debt instruments purchased with a maturity of three months or less, to be cash equivalents.

d. Basis of Accounting:

The Company prepares its financial statements and federal income taxes on the accrual basis of accounting. The Company's oil and gas ventures will be accounted for using the "Successful Efforts" basis of accounting.

Revenue Recognition:

The Company will recognize revenue from oil produced at the point of sale--that is, when the oil is run from the tanks. Gas is not stored on the lease; thus, revenue will be recognized at the point of production and sale because they are the same.

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

Oil and gas leases held for resale:

The Company will acquire certain oil and gas leases for the purpose of contributing the leases to affiliated oil and gas partnerships of for the purpose of selling the leases to industry partners for cash consideration. Such leases held for resale, or subsequently acquired, will be periodically reviewed to determine if they have been impaired. If impairment exists, a loss will be recognized by providing an impairment allowance. Abandonment's of oil and gas leases held for resale will be charged to expense. With respect to leases transferred to affiliated oil and gas partnerships, the determination of recovery of total costs will be made on a partnership-by-partnership basis.

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

NOTE 2:  Copyright & Patent Costs:

Copyright Txu 516862, issued for the family educational game and Patent Number 5,205,487 issued for the subsurface irrigation system was test marketed by the Company. It was determined that a market for each product existed; however lack of funding kept the Company from aggressively marketing these products. Stock and notes were issued to purchase these products. At December 31, 1996, it was determined that the family educational game was out of date and would not be cost effective to update. The patent was discovered to be a license, which the inventor refused to renew. The cost of these assets was charged to expense in 1996.

NOTE 3:  Asset Acquisition

On August 9, 1996, the Company acquired the Oil and Gas Reserves of Erin Oil Exploration, Inc. 21,510,418 shares were issued to Erin Oil Exploration, Inc. for oil and gas reserves having a discounted cash value of $12,464,584.00. As a part of this transaction, the Company assumed the liability for Convertible debentures issued by Erin in the amount of $2,770,000. Subsequently on September 9, 1996, the transaction value was reduced to $6,854,486.00 and the 21,510,418 share certificate was cancelled. At the request of Erin, the company issued Gulf Minerals Exploration with 13,122,045 shares for the transaction value of $6,854,486.00. As a part of this transaction, the Company assumed the liability for Convertible debentures issued by Erin in the amount of $2,770,000.

On November 1 and November 5, 1997 respectively, the Company acquired a 25% Limited Partnership interest in each of HORSE ENERGY LP and ROTARY STEERABLE TOOLS (USA) LP. NEHI issued a total of 14,422,025 shares of common stock to HORSE ENERGY LP and ROTARY STEERABLE TOOLS (USA) LP in return for its limited partnership interest. Horse is an exploration and development entity and NEHI agreed to invest, as a non-operating partner, $5,000,000 in drilling ventures to be assembled and operated by HORSE. HORSE will retain overrides, carried working interests, and fees normally provided to operators under usual industry practices. NEHI and/or its affiliates will retain 20% of all funds raised to cover overhead and sales costs. RST is developing a device generally described as "A down hole adjustable device for trajectory control in the drilling of deviated wells" which is patent pending. NEHI has an obligation to fund certain expenses up to $1,000,000 incurred in relation to the development of the device in return for its interest in RST. NEHI subsequently sold a portion of its interest in RST (USA) L.P., leaving NEHI a 20% interest in RST (USA) L.P.

The transaction has been accounted for at cost. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation states "...the fair value of the equity instruments issued shall be used to measure the transaction if that value is more reliably measurable than the fair value of the consideration received."

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

NOTE 5:  Change in Control:

The RST/HORSE ENERGY transaction resulted in a change of control of the Company. Bill Knollenberg was the only serving officer and Director, and appointed four individuals as Directors to serve until the annual stockholder's meeting. The Directors of the Company are as follows:

Directors:

         Bill M. Knollenberg
         A. Bradley Knollenberg
         Jack Chance
         George Sutherland
         Feroze Variava
         Steve McLoughlin

NOTE 6:  Convertible Debentures:

HISTORICAL BACKGROUND: As a part of the acquisition of the oil and gas reserves from Erin Oil Exploration, Inc., the Company assumed liability for Convertible Debentures previously issued by Erin and outstanding as of September 30, 1996. NEHI also assumed liability for the Erin Gas Producers, Inc debentures which post dated the acquisition transaction date. The debentures were issued at various times during 1996 at an interest rate of 8% with interest accruing and due and payable on January 5,1997 and with interest and principal due on January 5, 1998. ($595,000 of debentures was sold carrying a contract interest rate of 10%) At the first anniversary date of the debenture, the debenture may be convertible into common stock of the Company. The conversion ratio varies from
2.0 to 0.75 per share of common stock, depending upon the amount of the debenture. A principal amount of $5,000,000 was authorized by the ERIN Board of Directors, of which, $2,770,000 was sold and outstanding at September 30, 1996. An additional $698,000 of debentures were sold by Erin Gas Producers Inc. from October 1 through December 31, 1996, and subsequently assigned to the company, bringing the total amount of outstanding debentures to $3,468,800. If converted on the call date, the outstanding debentures will represent 3,048,638 additional shares of the Company's Common Stock.

1997 TRANSACTIONS: In early 1997, the Erin Board of Directors discontinued the sale of convertible debentures. On May 27, 1997, the NEHI Board approved the conversion of $745,000 of debentures into 597,903 shares of NEHI common stock. On December 18, 1997, the Company entered into agreements with Erin Oil Exploration, Inc., and Bill Knollenberg which transferred the liability for the balance, as of December 16, 1997, of the outstanding convertible debentures and accrued interest to Bill Knollenberg and Erin Oil Exploration, Inc. The Company agreed to hold in escrow for Erin, 2,913,200 shares of the Company's issued and outstanding common stock. This stock will be used by ERIN for the express purpose of retiring the outstanding debenture debt. ERIN, Gulf Minerals and Bill Knollenberg assumed any additional liability for the debentures. As ERIN retires the debentures, a corresponding amount of common stock will be released. As of December 31,1997, 713,362 shares of common stock had been exchanged for debentures and the balance of the stock was held in escrow. The 2,913,200 shares of common stock transferred to escrow satisfied NEHI's liability for the debentures.

NOTE 7:  Stock Options:

On August 9, 1996, an option was granted to Diversified Service Brokers, Inc., an unrelated party, to purchase 200,000 shares of the common stock of the Company, at $0.44 per share. This option expires on August 8, 1999 and was based on a previous purchase of stock for cash at $0.44 per share. The Company has elected to account for its stock options under the fair value method of accounting for stock-based compensation plans. This stock option, which was granted as a result of the Erin Reserve transaction, is the only currently outstanding stock option. The Company has not any compensation based stock options to employees.

NOTE 8:  Income Taxes:

Income tax expense (benefit) is comprised of current tax expense, deferred tax expense and Benefits from net operating loss carryforward. The Company has available at December 31, 1997; unused net operating loss carrforwards that may provide future tax benefits. However, since doubt exists as to the actual future benefit to be realized, an allowance has been made and no deferred tax asset, relating to the net operating loss carryforward, has been reported in these financial statements. The Company does not have any deferred tax liabilities as of the date of these financial statements.

                                   12/31/97         12/31/96         12/31/95
                                   --------         --------         --------
Non Current Asset (Liability)

Benefit of NOL Carry forward      $ 4,810,232      $ 2,403,391      $ 1,311,075

Valuation Allowance                (4,810,232)      (2,403,391)      (1,311,075)

NOTE 9:  Stockholder's Equity:

The total number shares of all classes of authorized capital stock is 50,000,000 shares of which 1,000,000 shall be Preferred Stock, $.001 par value per share and 49,000,000 shares of Common Stock, $.001 par value per share. As of December 31, 1997, there is no Preferred Stock issued and outstanding and 33,473,992 shares of Common Stock are issued and are outstanding. An addition 2,199,838 shares of common stock were issued as part of the debenture assumption transaction with ERIN. The contract required that these shares be escrowed and released as needed. This raises the total number of shares of common stock issued and outstanding to 35,673,830 at December 31, 1997.

NOTE 10:  Industry Segment Information:

The oil and gas drilling and production segment was acquired in August of 1996 with production assumed October 1, 1996, although new management has determined that the production assumed was never properly and fully transferred to NEHI. (See NOTE 21) The major business is production and sales of oil and gas from existing wells and drilling of exploratory oil and gas wells. This will be done for the Company's own account, for outside companies, or for oil and gas partnerships.

Although the Company acquired limited partnership interests in two companies during 1997 (see notes 3 & 14), no income was recorded which would be attributed to these companies. The drilling tool segment, when operational, will have reportable segment information in future years.

NOTE 11: Asset Impairment

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

Previous Company management had taken the position that no impairment exists to the patent/license and copyright as of prior balance sheet dates. At December 31, 1996, management determined that the copyright was out of date and the patent was not valid. Both assets were written off in the 1996 year end financial statements.

Proved Reserves are reviewed annually by independent petroleum engineers who issue a report which estimates discounted future cash flows. As disclosed in footnote 1. management will review these reports for indicated impairment and take appropriate steps if impairment exists.

NOTE 12: Write off of Assets:

Statement of Financial Standards No.2, Accounting for Research and Development Costs indicates costs which are included in research and development and costs of activities which are typically excluded from research and development. The Development Costs which were previously capitalized are more properly treated as expense items as incurred. Therefore, they are written off against income in a previous period. The inventory items were judged obsolete with no discernable future value and were written off against income in a previous period. Prior to the date of the audit report, information was discovered which required that the patent and copyright be written off against income. This action was disclosed in the financial statements issued September 30, 1996. The patent was discovered to be a license issued by the actual patent holder. Previous management had issued the stock to reimburse the patent holder for the cost of obtaining the patent and received a license to distribute the product. This cost was capitalized and classified as a patent. The Company received correspondence revoking the license and elected to charge the capitalized cost of the patent to income in the third quarter of 1996.

The copyright for a family educational game has been evaluated and determined to be out of date. SFAS 86 requires computer software be evaluated for evidence of having achieved technical feasibility. While technological feasibility may have been reached in an earlier period, current research indicates that additional costs of updating the software and bringing the product to market are greater than the potential cash flows, which may be generated. Therefore, management elected to right this asset off in the third quarter of 1996.

Previous Company management listed $18,898.00 in equipment in their published financial statements. This equipment was not transferred in the exchange and a charge to income in the corresponding amount was taken in the fourth quarter of 1996.

In December 1997, the Company determined that there were lease abandonments and expirations which amounted to $2,057,819.00.

Note 13: Debt Forgiveness Income:

During 1996, the former President of the Company made several cash advances to and on behalf of the Company. These advances were acknowledged as a debt of the Company and were forgiven by the former President as a part of the transaction, which occurred on August 9, 1996.

Note 14: Valuation of Exchange of Assets Transaction:

Subsequent to the issuance of a previous Audit Report on the September 30, 1996 financial statements, information was discovered which required that the assets described as "Proved Reserves" be revalued. The original transaction was accounted for as a purchase transaction. The transaction used a trust to eliminate issues related to (1) control of the assets before and after the transaction, and (2) related party issues. Subsequently, a legal opinion indicated that the trust for the Knollenberg family was, in fact, a Texas general partnership. As such, control resided in the hands of the same party, before and after, and the transaction should have been recorded at the transferor's historic cost. This required that the audit report be re-issued. The reserves were recorded at $6,854,486, which was due to ERIN's future discounted net cash flows less future costs to develop these cash flows. Due to the control issue, the reserves should have been recorded at historical cost of $1,239,263. The transaction is an exchange of nonmonetary assets by each party, i.e. common stock was exchanged for oil & gas reserves and the assumption of debt. APB 29 governs the accounting for nonmonetary transactions. The general rule established by APB 29 is that the accounting for nonmonetary transactions should be based on the fair values of the assets involved. The fair value to be used is that of the asset surrendered unless the fair value of the asset received is "more clearly evident". Fair value is defined in APB 29 as: "...the estimated realizable values in cash transactions of the same or similar assets, quoted market prices, independent appraisals, estimated fair values of assets or services received in exchange, and other available evidence.

The original transaction used a negotiated per share value of $0.44 as a stock value. Trading information prior to the date of the transaction is not reliable, because few trades were made. Therefore , a ready market price for the stock was not determinable. The transaction involved trading common stock for reserves plus the assumption of debt. Therefore the transaction was valued at historical cost of $1,239,263 plus the debt assumed of $2,876,300, or $4,115,563 which equals $0.31 per share.

In November of 1997, NEHI acquired a 25% interest in Horse Energy, LP and RST
(USA) LP with an exchange of common stock and an agreement to provide additional capital for these interests. NEHI subsequently transferred one fifth of its interest in RST to a third party for $250,000 in funding. This transaction was accounted for using the principles prescribed in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation which states that "...the fair value of the equity instruments issued shall be used to measure the transaction if that value is more reliably measurable than the fair value of the consideration received." NEHI exchanged 14,422,045 shares of common stock for the aforementioned interests. As of the date of the transaction, the quoted market price of NEHI common stock was $0.32 per share, which would equate to a market value of $4,615,054.00. This transaction required the issuance of common stock equal to 44.02% of the then outstanding common stock. This stock was also restricted under Rule 144 of the U.S. Securities and Exchange Commission. Due to the size of the stock transaction in relation to the total outstanding shares of common stock and the rule 144 restrictions placed on resale, the Board of Directors elected to value the transaction at $2,562,000.00 of which $250,000.00 was paid in cash to RST (USA) LP. This equals a common stock price of $0.1776 per common share.

NOTE 15:  Development Stage Corporation

The Company was formerly a development stage corporation. The acquisition of the oil and gas reserves from Erin Oil Exploration, Inc., effective October 1, 1996 marks the beginning of an operating cycle for the Company, although the delay in finalizing asset transfers between Erin and NEHI until December, 1997 has resulted in no appreciable gains from this transaction, to date. In this and future periods, the Company will be reporting as an operating company.

NOTE 16:  Intercompany Accounts

Since NEHI did not have operating personnel or procedures in place at the time of acquisition, an agreement was made with ERIN to continue to operate the oil and gas properties until December 31, 1996. All transactions which were processed by ERIN through a DUE TO/FROM account. All transactions which were accounted for using this account have been completed and the DUE TO/FROM account is no longer in use as of the date of these financial statements.

NOTE 17:  Receivables, Payables, Depreciation and Depletion:

Accounts Receivable as of December 31, 1997 consist of the following:

Production Revenues                                 $ 19,267
Other Receivables                                   $  5,566

Accounts Payable as of December 31, 1997 consist of the following:

Trade Payables                                      $ 65,787
Depreciation, Depletion, and Amortization           $ 26,346

NOTE 18:  Related Party Transactions:

During 1997, Bill Knollenberg as CEO and representing the then majority common stock interests, represented to the Board of Directors that advances had been made to the Company totaling $278,460.00, which covered operating cash shortfalls and investments made by the Company. The following shares were issued to the Knollenbergs in 1997:

Related Party              No. of Shares        Date Approved         Fair Value
-------------              -------------        -------------         ----------

Brad Knollenberg           1,000,000            May 9, 1997           -Unknown-
Doris Knollenberg          1,000,000            May 9, 1997           -Unknown-
Bill Knollenberg             885,052            December, 1997        -Unknown-

New Management acknowledges the issuance of the aforementioned shares, however, no adequate justification for the issuance of these shares has yet been provided. They are partially the subject of ongoing litigation.

NOTE 19:  Year 2000 Issues:

The Year 2000 issue (Y2K) is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculation. NEHI currently uses an oil and gas accounting program running on a Windows 95 operating system. Management is currently checking with the software vendor to see if this accounting program is Y2K compliant. Management is also reviewing the Company's individual desktop units to insure that these units are Y2K compliant. Assuming all systems are non-compliant, the cost Y2K compliance would be less than $30,000.00.

NOTE 20:  Going Concern:

1997 continued a period operating losses in NEHI's oil and gas operations. In addition, a substantial write-down of oil and gas reserves was taken for impairment, abandonment and lease expirations. Oil and gas production steadily decreased during the year in the Company's producing wells. This cycle of increasing operating losses has raised concerns regarding the Company's ability to continue as a going concern. Management has taken steps to overcome these negative trends by acquiring interests in two limited partnerships, one of which has a patent pending for a down hole drilling tool. Management has also acquired new leases in West Virginia which contain substantial oil and gas reserves (see supplemental reserve data).

NOTE 21:  Subsequent Events:

On June 16, 1998 the Company filed a lawsuit against Bradley Knollenberg, Erin Oil Exploration Inc., Gulf Minerals Exploration, Billy Knollenberg and Doris Knollenberg alleging mismanagement of the business and financial affairs of the Company, breach of fiduciary duty to the Company, self dealing and wrongful conversion by the Knollenbergs in the issuance of securities of the Company to themselves, Erin Oil, and Gulf Minerals for inadequate and insufficient consideration. On July 10, 1998 the defendants responded with a counterclaim.

In August, 1998, it was discovered that from August through September, 1997, $120,000 of NEHI Series A Convertible Debentures were sold by former management of NEHI at an interest rate of 8% due August 25, 1999 ("1997 NEHI Debentures"). According to the 1997 NEHI Debenture documents, these debentures are part of a series of NEHI convertible debentures of up to an aggregate principal of $1,000,000. Other than the $120,000 of debentures, current Management has been unable to determine whether any additional debentures of these series have been sold and are outstanding, but intensive efforts to ascertain the likelihood of additional outstanding debentures are on-going. The Company does not intend to meet the interest obligation, which was due on these debentures on August 25, 1998 and based on discussions with the present debenture holders, the Company and such holders have agreed to convert such debentures to Common Stock during the fourth quarter of 1998. Upon conversion, the outstanding debentures will represent 282,258 additional shares of the Company's Common Stock. See Exhibit
4.2 hereto.

                           NEHI PETROLEUM CORPORATION
                      Supplemental Information (Unaudited)
                     Twelve Months Ended December 31, 1997

Capitalized Costs Relating to Oil and Gas Producing
Activities at December 31, 1997
---------------------------------------------------
Unproved oil and gain properties                                $1,816,670
Proved oil and Gas properties                                      263,586
Support equipment and facilities                                   211,855
                                                                ----------
                                                                $2,292,111

Less accumulated depreciation, depletion, amortization
     And impairment                                                 57,576
                                                                ----------
           Net Capitalized Costs                                $2,234,535
                                                                ==========

Costs Incurred in Oil and Gas Producing Activities
For the Year Ended December 31, 1997
--------------------------------------------------
Property acquisition costs:
     Proved                                                     $        0
     Unproved                                                            0
Development Costs                                                   25,000
Exploration Costs                                                        0

Results of Operations for Oil & Gas Producing Activities
For the Year Ended December 31, 1997
---------------------------------------------------------
Oil and gas sales                                               $  131,183
Gain on sale of oil and gas properties                                   0
Gain on sale of oil and gas leases                                       0
Production costs                                                  (140,543)
Exploration Expenses                                                    (0)
Depreciation, depletion, and amortization                          (26,346)
                                                                ----------
Results of operations for oil and gas producing activities
     (excluding corporate overhead and financing costs)         $  (35,706)
                                                                ----------

Reserve Information

The following estimates of proved and proved developed reserves quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values on fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.

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

The following information has been extracted from a reserve report dated April 10, 1998 for proved reserves and future net cash flows associated with those reserves as of January 1, 1998.

                                                   Oil (Blbs)     Gas (MCF)
                                                   ----------     ---------
Proved developed and undeveloped reserves
    Beginning of year                              1,032,395      3,616,345
    Revision of previous estimates                    76,083              0
    Purchases of minerals in place                 1,623,356     12,463,780
    Abandonments and lease expirations              (480,048)      (944,354)
    Production                                        (2,947)             0
                                                   ---------     ----------
    End of Year                                    2,248,839     15,135,771

Proved developed reserves
    Beginning of year                                187,782        591,449
    End of year                                      185,700              0

Standardized Measure of Undiscounted Future
    Net Cash Flows at January 1, 1998
    Future Cash Inflows                                         $43,926,198

Standardized Measures of Discounted Future
    Net Cash Flows relating to Proved Oil
And Gas Reserves at January 1, 1998
(Discounted at 10%)                                             $25,568,244