Form 10KSB
period 2001-12-31
NATIONAL EQUITIES HOLDINGS INC /DE/
filed 2002-08-12
CIK 829324

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2001

                       Commission file number 033-19992-LA

                         NATIONAL EQUITIES HOLDINGS, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


              Delaware                                       76-0539342
       (State or other jurisdiction                       (I.R.S. employer
     of incorporation or organization)                   identification no.)

            21800  I-45  North,
              Spring, Texas                                     77373
  (Address of principal executive offices)                    (Zip Code)



                   Telephone:(281) 414-8172 Fax:(281) 651-7567
                (Registrant's telephone no., including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $0.001
                                    PAR VALUE

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues  for  year  ended  December 31, 2001:  $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 22, 2002, was: $197,670.54

Number of shares of the registrant's common stock outstanding as of July 22, 2002 was: 40,205,426.

Transactional  Small  Business  Disclosure  Format  (check  one):
Yes  [ ]  No  X

DOCUMENTS  INCORPORATED  BY  REFERENCE  --  NONE

NATIONAL EQUITIES HOLDINGS, INC.

INDEX TO FORM 10-KSB

                                                                             Page
PART I
Item 1.    Description of Business. . . . . . . . . . . . . . . . . . . . .     4
Item 2.    Description of Properties. . . . . . . . . . . . . . . . . . . .     9
Item 3.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .     9
Item 4.    Submission of Matters to a Vote of Security Holders. . . . . . .    10

PART II
Item 5.    Market for Common Equity and Related Stockholder Matters . . . .    11
Item 6.    Managements Discussion and Analysis or Plan of Operations. . . .    12
Item 7.    Financial Statements . . . . . . . . . . . . . . . . . . . . . .  . 13
Item 8.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure . . . . . . . . . . . . . . . . . . . .    13

PART III
Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act. . . . . . . .    13
Item 10.   Executive Compensation . . . . . . . . . . . . . . . . . . . . .    14
Item 11.   Security Ownership of Certain Beneficial Owners and Management14
Item 12.   Certain Relationships and Related Transactions . . . . . . . . .    14
PART IV
Item 13.   Exhibit List and Reports on Form 8-K . . . . . . . . . . . . . .    15

PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------
HISTORY OF COMPANY
National Equities Holdings, Inc., a Delaware corporation, ("NEHI" or the "Company") is engaged as an independent energy company primarily engaged in the exploration, development and exploitation of oil and natural gas properties. The Company does business under the name "NEHI Petroleum".

The Company was initially organized in Delaware on November 24, 1987 under the name "Asquith Venture Associates, Inc." On July 1, 1988, the Company entered into an Agreement and Plan of Reorganization with the shareholders of Amadeus Corporation, a Nevada corporation incorporated in April 1987, to acquire all of the issued and outstanding shares of common stock of Amadeus. On October 27, 1988, the Company changed its name to "Amadeus Holdings, Inc." The Company adopted its present name on January 20, 1993. The business purpose at that time was to market a sub-surface irrigation system (Patent number 5,205,487), a family educational game (Copyright Txu 516862), future real estate construction and development, and oil and gas production and development.

In August 1996, the Company acquired the proved oil and gas assets of Erin Oil Exploration, Inc. ("Erin"), a Texas corporation, located in west Texas and West Virginia. With this acquisition, the business focus of the Company changed to the oil and gas industry and an oil and gas industry management team was installed.

On November 1, 1997, NEHI entered into a Joint Venture Agreement with HORSE ENERGY LP ("HORSE"), a Texas registered limited partnership and on November 5, 1997, NEHI signed a joint venture agreement with ROTARY STEERABLE TOOLS (U.S.A.) L.P.("RST (USA)"). As part of the HORSE and RST (USA) transactions, George Sutherland, Jack Chance, Feroze Variava, and Steve McLoughlin were simultaneously appointed to the Board of Directors of NEHI. Additionally, George Sutherland was appointed President & COO; Jack Chance--Chairman and CEO; Feroze Variava--Vice President Engineering; and Steve McLoughlin--Vice President Oilfield Services.

From the year ended December 31, 1997 through June 18, 1999, NEHI experienced losses in its oil and natural gas operations. In addition, a substantial write-down of oil and natural gas reserves was taken for impairment, abandonment and lease expirations. Oil and natural gas production steadily decreased during the year in the Company's producing wells. This cycle of increasing operating losses and the fact that the Company was unable to honor its obligations to pay for certain services provided to the Company from December 31, 1997 through June 1999 caused the company to file for Chapter 7 Bankruptcy on June 18, 1999 in Cause Number 99-35982-H5-7, U.S. Bankruptcy Court, Southern District of Texas, Houston Division. On December 26, 2001, the Chapter 7 Bankruptcy proceeding was
dismissed upon a motion on the company.   Additionally, a dispute arose between
the management appointed by the HORSE and RST USA transactions and Mr. Bill Knollenberg, a director and the largest shareholder and his affiliates. A confidential settlement was reached between these parties on July 31, 2001 which allowed Mr. Knollenberg and his affiliates to retain control of NEHI but NEHI did not maintain interests in the joint ventures with HORSE and RST (USA), and the Company gave up its interest in Horse and RST.

For the period June 18, 1999 through the first quarter of 2002, there was no activity of any kind within NEHI. The Company has since formulated a new business plan with Mr. Bill Knollenberg as President and is actively pursuing energy prospects.

We have not filed an Annual Report on Form 10KSB prior to this Annual Report on Form 10KSB since November 20, 1998 for the fiscal year ended December 31, 1997. We have not filed a Quarterly Report on Form 10QSB since November 16, 1998 for the quarter ended September 30, 1998.

The Company's current headquarters are located at 21800 I-45 North, Spring, Texas 77373. The telephone number of the Company is (281) 414-8172 and its facsimile number is (281) 651-7567.

BUSINESS STRATEGY AND PLAN

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

RISK FACTORS

We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern

In Note #2 to the audited financial statements, our independent auditors have reported that we have suffered recurring losses from operations that raise substantial doubt about our ability to continue as a going concern. During the year ended December 31, 2001, we incurred an extraordinary gain as a result of the legal proceedings referenced in Item 3 of $432,000, a gain due to the waiver of past due compensation by former employees. However, at December 31, 2001, we had an accumulated deficit of $698,565 and no revenue or sales for 2000 or 2001. These factors raise substantial doubt about our ability to continue as a going concern. We will need approximately $100,000 in additional cash in order to remain viable as a going concern through the end of the current fiscal year. If we are unable to obtain these funds we could no longer function as a going concern.

IMPLEMENTATION OF BUSINESS STRATEGY DEPENDENT ON ADDITIONAL FINANCING
We must obtain outside financing to fund the expansion of our operations and to meet our obligations as they become due. Any additional debt or equity financing may be dilutive to the interests of our stockholders. Such outside financing must be provided from the sale of equity securities, borrowing, or other sources of third party financing. Further, the sale of equity securities would substantially dilute our existing stockholders' interests, and borrowings from third parties could result in our assets being pledged as collateral. Loan terms which would increase our debt service requirements could restrict our operations. There is no assurance that we can obtain financing on favorable terms.

JOINT OPERATIONS WITH OTHERS; NON-OPERATOR STATUS
We may own less than 100% of the working interest in many of our oil and gas holdings. Operations are likely to be conducted jointly with other working interest owners. Joint operating arrangements are customary in the oil and gas industry and are generally conducted pursuant to a joint operating agreement whereby a single working interest owner is designated the operator. We could possibly be a non-operating working interest owner in other wells in the future.

For properties where we own less than 50% of the working interest, drilling and operating decisions may not be entirely within our control. If we disagree with the decision of a majority of working interest owners, we may be required, among other things, to postpone the proposed activity, relinquish or farm-out its interest or decline to participate. If we decline to participate, we might be forced to relinquish our interest or may be subject to certain non- consent penalties, as provided in the applicable operating agreement. Such penalties typically allow participating working interest owners to recover from the proceeds of production, if any, an amount equal to 200%-500% of the non-participating working interest owner's share of the cost of such operations.

Under most operating agreements, the operator is given direct and full control over all operations on the properly and is obligated to conduct operations in a workman-like manner; however the operator is usually not liable to the working interest owners for losses sustained or for liabilities incurred, except those resulting from its own gross negligence or willful misconduct. Each working interest owner is generally liable for its share of the costs of developing and operating jointly owned properties. The operator is required to pay the expenses of developing and operating the property and will invoice working interest owners for their proportionate share of such costs. In instances where we are a non-operating working interest owner, we may have a limited ability to exercise control over operations and the associated costs of such operations. The success of our investment in such non-operated activities may, therefore, be dependent upon a number of facts that are outside of our direct control.

Under most operating agreements and the laws of certain states, operators of oil and gas properties may be granted liens on the working interests of other non-operating owners in the well to secure the payment of amounts due the operator. The bankruptcy or failure of the operator or other working interest owners to pay vendors who have supplied goods or services applicable to wells could result in filing of mechanics' and materialmens' liens which would encumber the well and the interests of all joint owners At this time, we do not have Joint operating arrangements, however, we may in the future some operations conduct operations jointly with other working interest owners.

MARKETS AND CUSTOMERS
The revenue generated by our operations are highly dependent upon the prices of, and demand for crude oil and natural gas. Historically, the markets for crude oil and natural gas have been volatile and are likely to continue to be volatile in the future. The prices received by the Company for its crude oil and natural gas production and the level of such production are subject to wide fluctuations and depend on numerous factors beyond our control including seasonality, the condition of the United States economy (particularly the manufacturing sector), foreign imports, political conditions in other oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic regulation, legislation and policies. Decreases in the prices of crude oil and natural gas could have an adverse effect on the carrying value of any proved reserves or revenue which we may have in the future.

COMPETITION
We operate in a highly competitive environment. Competition is particularly intense with respect to the acquisition of desirable undeveloped crude oil and natural gas properties. The principal competitive factors in the acquisition of such undeveloped crude oil and natural gas properties include the staff and data necessary to identify, investigate and purchase such properties, and the financial resources necessary to acquire and develop such properties. We compete with major and independent crude oil and natural gas companies for properties and the equipment and labor required to develop and operate such properties. Many of these competitors have financial and other resources substantially greater than ours.

Our principal competitors include major integrated oil companies and their marketing affiliates and national and local gas gatherers, brokers, marketers and distributors of varying sizes, financial resources and experience. Certain competitors, such as major crude oil and natural gas companies, have capital resources and control supplies of natural gas substantially greater than the Company. Smaller local distributors may enjoy a marketing advantage in their immediate service areas. We compete against other companies in our natural gas processing business both for supplies of natural gas and for customers to which we sell our products. Competition for natural gas supplies is based primarily on location of natural gas gathering facilities and natural gas gathering plants, operating efficiency and reliability and ability to obtain a satisfactory price for products recovered. Competition for customers is based primarily on price and delivery capabilities.

REGULATORY MATTERS
Our operations are affected from time to time in varying degrees by political developments and federal, state, provincial and local laws and regulations. In particular, oil and gas production operations and economics are, or in the past have been, affected by price controls, taxes, conservation, safety, environmental, and other laws relating to the petroleum industry, by changes in such laws and by constantly changing administrative regulations.

PRICE REGULATIONS
In the recent past, maximum selling prices for certain categories of crude oil, natural gas, condensate and NGLs in the United States were subject to federal regulation. In 1981, all federal price controls over sales of crude oil, condensate and NGLs were lifted. In 1993, the Congress deregulated natural gas prices for all "first sales" of natural gas. As a result, all sales of our United States produced crude oil, natural gas, condensate and NGLs may be sold at market prices, unless otherwise committed by contract.

STATE AND OTHER REGULATION
All of the jurisdictions in which we lease or own producing crude oil and natural gas properties have statutory provisions regulating the exploration for and production of crude oil and natural gas, including provisions requiring permits for the drilling of wells and maintaining bonding requirements in order to drill or operate wells and provisions relating to the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandoning of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells that may be drilled and the unitization or pooling of crude oil and natural gas properties. In this regard, some states and provinces allow the forced pooling or integration of tracts to facilitate exploration while other states and provinces rely on voluntary pooling of lands and leases. In addition, state and provincial conservation laws establish maximum rates of production from crude oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. Some states, such as Texas and Oklahoma, have, in recent years, reviewed and substantially revised methods previously used to make monthly determinations of allowable rates of production from fields and individual wells. The effect of these regulations is to limit the amounts of crude oil and natural gas we can produce from its wells, and to limit the number of wells or the location at which we can drill.

State and provincial regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, non-discriminatory take requirements, but does not generally entail rate regulation. In the United States, natural gas gathering has received greater regulatory scrutiny at both the state and federal levels in the wake of the interstate pipeline restructuring under Order 636. For example, on August 19, 1997, the Texas Railroad Commission enacted a Natural Gas Transportation Standards and Code of Conduct to provide regulatory support for the State's more active review of rates, services and practices associated with the gathering and transportation of gas by an entity that provides such services to others for a fee, in order to prohibit such entities from unduly discriminating in favor of their affiliates.

In the event we conduct operations on federal or Indian oil and gas leases, such operations must comply with numerous regulatory restrictions, including various non-discrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other permits issued by various federal agencies. In addition, in the United States, the Minerals Management Service ("MMS") has recently issued a final rule to clarify the types of costs that are deductible transportation costs for purposes of royalty valuation of production sold off the lease. In particular, MMS will not allow deduction of costs associated with marketer fees, cash out and other pipeline imbalance penalties, or long-term storage fees. Further, the MMS has been engaged in a three-year process of promulgating new rules and procedures for determining the value of oil produced from federal lands for purposes of calculating royalties owed to the government. The oil and gas industry as a whole has resisted the proposed rules under an assumption that royalty burdens will substantially increase. We cannot predict what, if any, effect any new rule will have on its operations.

ENVIRONMENTAL MATTERS
Our operations are subject to numerous federal, state, provincial and local laws and regulations controlling the generation, use, storage, and discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences; restrict the types, quantities, and concentrations of various substances that can be released into the environment in connection with drilling, production, and gas processing activities; suspend, limit or prohibit construction, drilling and other activities in certain lands lying within wilderness, wetlands, and other protected areas; require remedial measures to mitigate pollution from historical and on-going operations such as use of pits and plugging of abandoned wells; restrict injection of liquids into subsurface strata that may contaminate groundwater; and impose substantial liabilities for pollution resulting from our operations. Environmental permits required for our operations may be subject to revocation, modification, and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations and permits, and violations are subject to injunction, civil fines, and even criminal penalties. We believe that it is in substantial compliance with current environmental laws and regulations, and that we will not be required to make material capital expenditures to comply with existing laws. Nevertheless, changes in existing environmental laws and regulations or interpretations thereof could have a significant impact on us as well as the oil and gas industry in general, and thus we are unable to predict the ultimate cost and effects of future changes in environmental laws and regulations.

In the United States, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," and comparable state statutes impose strict, joint, and several liability on certain classes of persons who are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of a disposal site or sites where a release occurred and companies that generated, disposed or arranged for the disposal of the hazardous substances released at the site. Under CERCLA such persons or companies may be retroactively liable for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is common for neighboring land owners and other third parties to file claims for personal injury, property damage, and recovery of response costs allegedly caused by the hazardous substances released into the environment. The Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize imposition of substantial civil and criminal penalties for failing to prevent surface and subsurface pollution, as well as to control the generation, transportation, treatment, storage and disposal of hazardous waste generated by oil and gas operations. Although CERCLA currently contains a "petroleum exclusion" from the definition of "hazardous substance," state laws affecting our operations impose cleanup liability relating to petroleum and petroleum related products, including crude oil cleanups. In addition, although RCRA regulations currently classify certain oilfield wastes which are uniquely associated with field operations as "non-hazardous," such exploration, development and production wastes could be reclassified by regulation as hazardous wastes thereby administratively making such wastes subject to more stringent handling and disposal requirements.

We currently will own or lease properties that for many years have been used for the exploration and production of oil and gas. Although we utilize standard industry operating and disposal practices, hydrocarbons or other wastes may be disposed of or released on or under the properties owned or leased by us or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Our operations are also impacted by regulations governing the disposal of naturally occurring radioactive materials ("NORM"). The Company must comply with the Clean Air Act and comparable state statutes which prohibit the emissions of air contaminants, although a majority of our activities are exempted under a standard exemption. Moreover, owners, lessees and operators of oil and gas properties are also subject to increasing civil liability brought by surface owners and adjoining property owners. Such claims are predicated on the damage to or contamination of land resources occasioned by drilling and production operations and the products derived there from, and are usually causes of action based on negligence, trespass, nuisance, strict liability and fraud.

United States federal regulations also require certain owners and operators of facilities that store or otherwise handle oil to prepare and implement spill prevention, control and countermeasure plans and spill response plans relating to possible discharge of oil into surface waters. The federal Oil Pollution Act ("OPA") contains numerous requirements relating to prevention of, reporting of, and response to oil spills into waters of the United States. For facilities that may affect state waters, OPA requires an operator to demonstrate $10 million in financial responsibility. State laws mandate crude oil cleanup programs with respect to contaminated soil.

We are not currently involved in any administrative, judicial or legal proceedings arising under domestic or foreign federal, state, or local environmental protection laws and regulations, or under federal or state common law, which would have a material adverse effect on our financial position or results of operations.

TITLE TO PROPERTIES
As is customary in the crude oil and natural gas industry, we make only a cursory review of title to undeveloped crude oil and natural gas leases at the time they are acquired by us. However, before drilling commences, we require a thorough title search to be conducted, and any material defects in title are remedied prior to the time actual drilling of a well begins. To the extent title opinions or other investigations reflect title defects, we, rather than the seller of the undeveloped property, is typically obligated to cure any title defect at its expense. If we were unable to remedy or cure any title defect of a nature such that it would not be prudent to commence drilling operations on the property, we could suffer a loss of its entire investment in the property.

EMPLOYEES
Currently, the company has one full time employee.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

Since September 2001, the Company has outsourced its administrative function and maintains an address at 21800 I-45 North, Spring, Texas 77373. The Company does not have lease expense.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

There are currently no legal proceedings against the Company.

On June 18, 1999, the Company filed for Chapter 7 Bankruptcy in the US Bankruptcy Court number of case number 99-35982-H5-7, Southern District of Texas, Houston Division. We filed a motion to dismiss this Bankruptcy and this Bankruptcy was dismissed on December 26, 2001.

Cause number 99-4166 in 281st Judicial District for the District Civil Court of Harris County, Texas, Bill Knollenberg, Doris Knollenberg and Brad Knollenberg vs. Jack Chance, Steve McLoughlin and George Sutherland. On July 31, 2001, a confidential settlement in connection with the Bankruptcy was made between the parties in which Mr. Bill Knollenberg remained as Chief Executive Officer of NEHI. NEHI gave up its interest in Horse and RST and in joint ventures with them. Former management of NEHI gave up a claim for back wages in the amount of $432,000. This case was settled and dismissed.

Case No. 98-28403, 295th Judicial District for the District Civil Court of Harris County, Texas, National Equities Holdings, Inc. vs. Bradley Knollenberg, Erin Exploration, Inc., Gulf Minerals Exploration, Billy Knollenberg and Doris Knollenberg. National Equities Holdings, Inc. sued Bradley Knollenberg, Erin Exploration, Inc., Gulf Minerals Exploration, Billy Knollenberg and Doris Knollenberg for recovery of stock. This suit was dismissed in the bankruptcy proceeding.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

None.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------------------

LIMITED TRADING MARKET
The Company's common stock is traded in the over-the-counter market and is quoted on the Over-the-Counter ("OTC") Pink Sheets under the symbol "NEHI." The following table sets forth for the calendar period indicated the high the low bid prices for the Company's common stock as quoted on the pink sheets. The prices shown reflect inter-dealer prices, without retail mark up, mark-down or commission and may not represent actual transactions:

                               Period  High  Low
                               ------  ----  ---
                                 2000

               First Quarter              0    0
               Second Quarter             0    0
               Third Quarter              0    0
               Fourth Quarter             0    0

                                 2001

               First Quarter              0    0
               Second Quarter             0    0
               Third Quarter              0    0
               Fourth Quarter             0    0

                                 2002

               First Quarter            .05    0
               Second Quarter           .01  .01

There were 464 shareholders of record on July 22, 2002.

The bid price of our common stock was .013 cents per share on July 22, 2002.


THE COMPANY'S TRANSFER AGENT IS:
                     Deposit Guaranty Insurance Corporation
                                   PO Box 8207
                            Bacliff, Texas 77518-8207

DIVIDEND POLICY

The Company has not paid a cash dividend on its Common Stock and does not expect to pay such a dividend in the foreseeable future.


ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
------------------------------------------------------------------

GENERAL
The company experienced dramatic changes during the fiscal year ended 2001. The Company was restructured after settlement of legal disputes and the dismissal of
the Chapter 7 Bankruptcy.   The plan involved a change in company control, a
change in management, divestiture of uneconomical oil and natural gas properties, a significant write off of impaired assets and a change in company focus, all of which have occurred.

The Company had no revenue in 2000 or 2001.   The company's accountants have
expressed a going concern qualification in their report in the accompanying audited financial statements.

The Company's future strategic plans are currently being developed, but may include private placements of the Company's common stock and the exchange of common stock for settlement of vendor accounts. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to overcome current liquidity problems. The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

     - The Company's ability to obtain adequate sources of outside financing to support its emergence from bankruptcy proceedings and its efforts to move forward with oil and gas exploration and production activities.

     - The Company's ability to locate, prove and produce from economically viable oil and gas reserves.

     - The Company's ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.

The Company is currently a development stage corporation. Our business plan includes focusing on oil and natural gas investments for 2002 and the foreseeable future. The Company is currently in a start-up phase and has no material amount of funds from which we can satisfy any cash requirements to commence operations. There has been no revenue for the past two years. Our year-end financial statements and the report of our independent auditor contain a going concern qualification. This means that because we have had little or no operations to date, and because we have little or no tangible assets or financial resources, and have incurred losses since inception, there is substantial doubt about our ability to continue as a going concern. The Company needs approximately $100,000.00 to sustain its operations through the year. We anticipate the need to raise these funds, either by borrowing the funds or through equity financing, in order to commence principal operations.


PLAN OF OPERATIONS
The Company is focusing on oil and natural gas investments for 2002 and the foreseeable future. Strategic lease acquisitions and equity investments by or into the Company and joint venture drilling opportunities are all being pursued to improve NEHI's financial condition. The identification and development of proven oil and natural gas prospects to achieve reserve growth, increase cash flow, and enhance share value are the central focus of the Company's business. The Company's focus will also continue to be on acquisition of upstream oil and natural gas service business interests that specialize in areas of "enabling technology" and have long-term growth potential. Recent advances in certain key technologies enable operators to produce reserves much more efficiently than the past. This enables oil companies to compete during periods of depressed oil & natural gas pricing. These technologies also allow operators to produce fields that would have otherwise been uneconomical, increasing production as well as proven reserve estimates. The Company will pursue development of these reserves through affiliation and joint venture relationships with other companies and will typically retain lease payments, override royalty interests and non-operating working interest positions. The continued success of the plan assumes the Company can overcome its lack of liquidity and need for capital.

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

FORWARD-LOOKING INFORMATION
This report contains a number of forward-looking statements, which reflect the Company's current views with respect to future events and financial performance including statements regarding the Company's projections. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned to not place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof the Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

The information required by this Item 7 is included in this report as set forth in the "Index to Financial Statements on page F-2.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------


No audits were completed for the periods between 1998 and 2000. Ham, Langston & Brezina, LLP, Certified Public Accountants were retained in 2002 to audit NEHI for the year ended December 31, 2001. We filed an 8K on June 22, 1998 reporting the resignation of auditors Alvin L. Dahl & Associates.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------------------

Set forth below are the names, ages, years of service and positions of the executive officers and directors of the Company.

Name                      Age         Office


Bill Knollenberg           76      President, Chairman of the Board, Principal
                                   Financial Officer and Director


BUSINESS EXPERIENCE OF OFFICERS AND DIRECTORS

BILL KNOLLENBERG
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

In 1995, Gulf Minerals, a general partnership of which Mr. Knollenberg, Doris C. Knollenberg and A. Bradley Knollenberg are partners, acquired controlling interest in Erin Oil with Mr. Knollenberg assuming the position of President. In August of 1996, Gulf Minerals became the largest shareholder of NEHI and Mr. Knollenberg assumed the position of Director of NEHI. In. August 1997, Mr. Knollenberg resigned as director of Erin Oil. In August 1998, Mr. Knollenberg resigned from NEHI and began acquiring oil and gas leases until 2001 when he became President of NEHI and in turn disposed of the leases he had acquired.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the SEC.

Bill Knollenberg and Donnie Douglas, a holder of more than 10% of our common stock, have not filed Forms 3,4 or 5.


ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

During 1999, 2000, and 2001, no executive officer or director of the Company received cash compensation or any other form of compensation.

                                     Year           Salary           All Other


          Bill M. Knollenberg        1999           - 0 -              - 0 -

                                     2000           - 0 -              - 0 -

                                     2001           - 0 -              - 0 -



 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL AND MANAGEMENT.

Based upon information received from the persons concerned, each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock, each director, each of the named executive officers and all of our directors and officers as a group, owned beneficially as of July 23, 2002, the number and percentage of outstanding shares of our Common Stock
indicated in the following table:   All officers and directors as a group.

Name and Address of
Beneficial Owner                     Number of Shares (1)      Percentage

Mr. Bill Knollenberg(1)                  25,000,000                63%
Spring, Texas 77373

Mr. Donnie Douglas
Palestine, Texas 75801                   5,000,000                 13%

Executive officers and directors(1)     25,000,000                 63%
as a group (1 person)

(1) Includes 350,000 shares owned by Erin Oil, of which Bill M. Knollenberg is a controlling person, and 1,000,000 shares owned by Mr. Bill Knollenberg's wife.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On September 8, 2001, Mr. Bill Knollenberg purchased 13,700,000 shares of NEHI from the bankruptcy trustee for $7,500.00. This purchase was in connection with the settlement with the Bankruptcy proceeding. These shares were formerly owned by Horse and Rotary Steerable Tools LP.




ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Required by Item 601 of Regulation SB

     Exhibit 3

          (i)   Articles  of  Incorporation*,**
          (ii)  By-Laws*,**

     Exhibit 4.1    Specimen Stock Certificate*,**
     Exhibit 4.2    Convertible Bond/Debenture**


================================================================================


* Previously filed as an Exhibit to the Company's Form 10-KSB, as amended, for the Year Ended December 31, 1996 and incorporated herein by reference.

** Previously filed as an Exhibit to the Company's Form 10-QSB for the Quarterly Period Ended March 31, 1998 and incorporated herein by reference.

(b) Reports on Form 8-K: None


SIGNATURES

In accordance with Section 13 or 15(d) of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL EQUITIES HOLDINGS, INC.


     By:  /s/ Bill Knollenberg                                   August 12, 2002
          President, Chairman of the Board, Principal
          Financial Officer and Director
          ---------------------------------------------------
          Bill Knollenberg, President, Chairman of the Board,
          Principal Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          By:  /s/ Bill Knollenberg                              August 12, 2002
               President, Chairman of the Board, Principal
               Financial Officer and Director
               ------------------------------------------------
               Bill Knollenberg, President, Chairman of the Board,
               Principal Financial Officer and Director

Certification  of  Chief  Executive  Officer of National Equities Holdings, Inc.
--------------------------------------------------------------------------------
pursuant to Section 906 of the Sarbanes-Oxley Act of 1992 and Section 1350 of 18
--------------------------------------------------------------------------------
U.S.C.  63.
----------

I, Bill Knollenberg, the Chief Executive Officer of National Equities Holdings, Inc. hereby certify that National Equities Holdings, Inc.'s periodic report on Form 10-KSB and the financial statements contained therein, of which this certification is Exhibit Number 99.1, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10-KSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of National Equities Holdings, Inc.

Date:  August  12,  2002           /s/     Bill  Knollenberg
                                           Bill  Knollenberg
                                           Chief  Executive  Officer  of
                                           National  Equities  Holdings,  Inc.



Certification  of  Chief  Financial  Officer of National Equities Holdings, Inc.
--------------------------------------------------------------------------------
pursuant to Section 906 of the Sarbanes-Oxley Act of 1992 and Section 1350 of 18
--------------------------------------------------------------------------------
U.S.C.  63.
----------

I, Bill Knollenberg, the Chief Financial Officer of National Equities Holdings, Inc. hereby certify that National Equities Holdings, Inc.'s periodic report on Form 10-KSB and the financial statements contained therein, of which this certification is Exhibit Number 99.1, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in the periodic report on Form 10-KSB and the financial statements contained therein fairly represents, in all material respects, the financial condition and results of the operations of National Equities Holdings, Inc.

Date:  August  12,  2002           /s/     Bill  Knollenberg
                                           Bill  Knollenberg
                                           Chief  Financial  Officer  of
                                           National  Equities  Holdings,  Inc.

                        NATIONAL EQUITIES HOLDINGS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                   ----------




                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                        NATIONAL EQUITIES HOLDINGS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS

                                   ----------


                                                                    PAGE
                                                                    ----
Reports of Independent Accountants                                    3

Financial Statements:

  Balance Sheet as of December 31, 2001                               4

  Statements of Operations for the years ended December 31,
    2001 and 2000                                                     5

  Statements of Stockholders' Deficit for the years ended
    December 31, 2001 and 2000                                        6

  Statements of Cash Flows for the years ended December 31,
    2001 and 2000                                                     7

Notes to Financial Statements                                         8

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
National Equities Holdings, Inc.


We have audited the accompanying balance sheet of National Equities Holdings, Inc. (a corporation in the development stage) as of December 31, 2001 and the related statements of operations, stockholders' deficit and cash flows for the two years in the period then years ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Equities Holdings, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is emerging from bankruptcy proceedings, based on a dismissal by the federal bankruptcy court, and has a net capital deficiency at December 31, 2001. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to this matter are also discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         /s/  Ham, Langston & Brezina, L.L.P.




Houston, Texas
June 4, 2002

                        NATIONAL EQUITIES HOLDINGS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                                DECEMBER 31, 2001

                                   ----------

     ASSETS
     ------
Current assets:
  Cash                                                     $          -
                                                           -------------
    Total current assets                                              -
                                                           -------------

Property and equipment                                                -
Less accumulated depreciation,
depletion and amortization                                            -
                                                           -------------

  Net property and equipment                                           -
                                                           -------------

      Total assets                                         $          -
                                                           =============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
  Accounts payable                                         $    570,935
  Accrued liabilities                                           116,485
  Convertible debentures                                         11,145
                                                           -------------

    Total current liabilities                                   698,565
                                                           -------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock: $.001 par value; 1,000,000 shares
    authorized                                                        -
  Common stock: $.001 par value; 49,000,000 shares
    authorized; 39,788,676 shares issued and outstanding
    at December 31, 2001                                         39,789
  Additional paid-in capital                                  9,596,622
  Accumulated deficit                                       (10,334,976)
                                                           -------------

    Total stockholders' deficit                                (698,565)
                                                           -------------
      Total liabilities and stockholders' deficit          $          -
                                                           =============



   The accompanying notes are an integral part of these financial statements.

                        NATIONAL EQUITIES HOLDINGS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                            STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                   ----------


                                                        2001         2000
                                                     -----------  -----------
Revenues:                                            $         -  $         -

Costs and expenses                                             -            -
                                                     -----------  -----------

    Total costs and expenses                                   -            -
                                                     -----------  -----------

Income (loss) before extraordinary gain on
  settlement of debt                                           -            -

Extraordinary gain on settlement of debt                 432,000            -
                                                     -----------  -----------

        Net income                                   $   432,000  $         -
                                                     ===========  ===========


Basic and diluted income per common share:

    From continuing operations before extraordinary
       gain on settlement of debt                    $         -  $         -

    Extraordinary gain on settlement of debt                0.01            -
                                                     -----------  -----------

        Net income per common share                  $      0.01  $         -
                                                     ===========  ===========

Weighted average common shares                        39,788,676   39,788,676
                                                     ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL EQUITIES HOLDINGS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                   ----------


                                                                                  TOTAL
                                                  ADDITIONAL                  STOCKHOLDERS'
                              COMMON STOCK         PAID-IN      ACCUMULATED       EQUITY
                           SHARES      AMOUNT      CAPITAL        DEFICIT       (DEFICIT)
                         ----------  -----------  ----------  ---------------  ------------
Balance at December 31,
  1999                   39,788,676  $    39,789  $9,596,622  $  (10,766,976)  $(1,130,565)

Net loss                          -            -           -               -             -
                         ----------  -----------  ----------  ---------------  ------------

Balance at December 31,
  2000                   39,788,676       39,789   9,596,622     (10,766,976)   (1,130,565)

Net income                        -            -           -         432,000       432,000
                         ----------  -----------  ----------  ---------------  ------------

Balance at December 31,
  2001                   39,788,676  $    39,789  $9,596,622  $  (10,334,976)  $  (698,565)
                         ==========  ===========  ==========  ===============  ============


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL EQUITIES HOLDINGS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                            STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                   ----------


                                                         2001       2000
                                                      ----------  ---------
Cash flows from operating activities:
  Net income                                          $ 432,000   $       -
  Adjustments to reconcile net income to net cash
    used in operating activities:                      (432,000)          -
    Extraordinary gain on settlement of debt
                                                      ----------  ---------
        Net cash from operating activities                    -           -
                                                      ----------  ---------
Net increase (decrease) in cash and cash equivalents          -           -

Cash and cash equivalents at beginning of year                -           -
                                                      ----------  ---------
Cash and cash equivalents at end of year              $       -   $       -
                                                      ==========  =========


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL EQUITIES HOLDINGS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ----------


1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES
     ----------------------------------------------------

     ORGANIZATION
     ------------

     National Equities Holdings, Inc.(the "Company") is a Delaware corporation that currently has no significant business activities but is engaged in an effort to emerge from bankruptcy proceedings that were filed in August 1999. On December 20, 2001, the Company obtained an order dismissing the bankruptcy and the Company now plans to resume oil and gas exploration and production activities. The Company is a development stage enterprise because it currently has no significant operations or assets and is devoting substantially all its efforts to a search for capital resources and business development activities. December 20, 2001 is considered the inception of the development stage for financial reporting purpose because on that date bankruptcy proceedings were dismissed by the bankruptcy courts and the Company began to focus on future activities.

     ACCOUNTING  ESTIMATES
     ---------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. These estimates mainly involve the useful lives of property and equipment, the impairment of unproved oil and gas properties, the valuation of deferred tax assets and the realizability of accounts receivable.

     OIL  AND  GAS  PRODUCING  ACTIVITIES
     ------------------------------------

     The Company follows the "successful efforts" method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs (cost to acquire mineral interests in oil and gas properties) and costs (to drill and equip) of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves in commercial quantities, the costs associated with the well are charged to expense. The costs of development wells are capitalized whether productive or nonproductive. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Management estimates that the salvage value of lease and well equipment will approximately offset the future liability for plugging and abandonment of the related wells. Accordingly, no accrual for such costs has been recorded.

                        NATIONAL EQUITIES HOLDINGS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------


1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     ----------------------------------------------------------------

     Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's average holding period. Capitalized costs of producing oil and gas properties after considering estimated dismantlement and abandonment costs and estimate salvage values, are depreciated and depleted by the unit-of-production method. On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in the statement of operations.

     On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

     OTHER  PROPERTY  AND  EQUIPMENT
     -------------------------------

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 5 years for office furniture and equipment and transportation and other equipment. Additions or improvements that increase the value or extend the life of an asset are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. Disposals are removed from the accounts at cost less accumulated depreciation and any gain or loss from disposition is reflected in operations.

     IMPAIRMENT  OF  LONG-LIVED  ASSETS
     ----------------------------------

     In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. Based upon a recent evaluation by management, an impairment write-down of the Company's long-lived assets was recorded to write such assets down to their estimated net realizable value.

     CASH  AND  CASH  EQUIVALENTS
     ----------------------------

     For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

                        NATIONAL EQUITIES HOLDINGS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------


1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     ----------------------------------------------------------------

     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     ---------------------------------------

     The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

     OIL  AND  GAS  REVENUES
     -----------------------

     Oil and gas revenues are recorded under the sales method. The Company recognizes oil and gas revenues as production occurs. As a result, the Company accrues revenue relating to production for which the Company has not received payment.

     EARNINGS  PER  SHARE
     --------------------

     The Company has adopted SFAS No. 128, which provides for calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.

     STOCK  BASED  COMPENSATION
     --------------------------

     SFAS No. 123, "Accounting for Stock-Based Compensation" established financial accounting and reporting standards for stock-based employee compensation plans. It defined a fair value based method of accounting for an employee stock option or similar equity instrument and encouraged all entities to adopt that method of accounting for all of their employee stock compensation plans and include the cost in the income statement as compensation expense. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company accounts for compensation cost for stock option plans in accordance with APB Opinion No. 25.

     INCOME  TAXES
     -------------

     The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance, if necessary, is provided against deferred tax assets, based upon management's assessment as to their realization.

                        NATIONAL EQUITIES HOLDINGS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------


1.   ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED
     ----------------------------------------------------------------

     NEW  ACCOUNTING  PRONOUNCEMENTS
     -------------------------------

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recorded on the Company's balance sheet at that date, regardless of when the assets were initially recorded. The implementation of SFAS No. 142 is not expected to have a material impact on the Company's results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect the implementation of SFAS No. 143 to have a material impact on the Company's results of operation or financial position.

     In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company does not expect the implementation of SFAS No. 144 to have a material impact on the Company's results of operation or financial position.


2.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2001 and 2000, the Company did not have significant operations, but remains in a negative financial position based on negative prior year operations.

     The Company's negative operating results from prior years have produced a working capital deficit of $(698,565) and a stockholders' deficit of $(698,565) at December 31, 2001. Additionally, the Company is severely delinquent on various accounts payable. Management is working with vendors to resolve old outstanding balances, however, the results of these actions cannot be predicted. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                        NATIONAL EQUITIES HOLDINGS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------


2.   GOING  CONCERN  CONSIDERATIONS,  CONTINUED
     ------------------------------------------

     The Company's future strategic plans are currently being developed, but may include private placements of the Company's common stock and the exchange of common stock for settlement of vendor accounts. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to overcome current liquidity problems. The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

       - The Company's ability to obtain adequate sources of outside financing to support its emergence from bankruptcy proceedings and its efforts to move forward with oil and gas exploration and production activities.

       - The Company's ability to locate, prove and produce from economically viable oil and gas reserves.

       - The Company's ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.


3.   INCOME  TAXES
     -------------

     The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of December 31, 2001, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $10,000,000 which expire in various tax years through 2021. Under the provisions of Section 382 of the Internal Revenue Code, ownership changes in the Company in 1997 and again in 2001 will severely limit the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which

     NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

     The composition of deferred tax assets and the related tax effects at December 31, 2001 are as follows:

                                                      2001
                                                  ------------
    Net operating losses                          $ 3,400,000
                                                  ------------
      Total deferred tax assets                     3,400,000

    Less valuation allowance                       (3,400,000)
                                                  ------------
        Net deferred tax asset                    $         -
                                                  ============

                        NATIONAL EQUITIES HOLDINGS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------


3.   INCOME  TAXES,  CONTINUED
     -------------------------

     The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax income for the years ended December 31, 2001 and 2000 is as follows:

                                          2001             2000
                                   ------------------  ---------------
                                     AMOUNT      %     AMOUNT      %
                                   ----------  ------  -------  ------
  Benefit for income tax at
    federal statutory rate         $ 146,880    34.0%  $     -  -    %
  Increase in valuation allowance   (146,880)  (34.0)        -       -
                                   ----------  ------  -------  ------

                                   $       -      - )  $     -      -%
                                   ==========  ======  =======  ======

4.   COMMITMENTS  AND  CONTINGENCIES
     -------------------------------

     LEGAL  PROCEEDINGS
     ------------------

     The Company may also be periodically subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, such legal proceedings and claims will not materially affect the financial position, results of operations or cash flows of the Company.

     BANKRUPTCY  PROCEEDINGS  -  OIL  AND  GAS  ACTIVITIES
     -----------------------------------------------------

     During 1996, the Company became focused on oil and gas exploration and production when the Company acquired the oil and gas assets of Erin Oil Exploration, Inc. In 1997, the Company acquired a 25% limited partnership interest in Horse Energy, L.P. ("Horse") and Rotary Steerable Tools (USA) L.P. ("RST"). These acquisitions resulted in the Company incurring huge operating losses and taking substantial write-downs of oil and gas assets because the acquired assets produced at unacceptable and declining levels. The ensuing cycle of increasing operating losses and mounting debts resulted in the Company filing for bankruptcy protection in United States Bankruptcy Court in the Southern District of Texas in June 1999. Additionally, a dispute arose between the Company's largest stockholder, certain related aligned stockholders and new Company management, installed at the time of the Company's acquisition of interests in Horse and RST. Under a confidential settlement agreement reached between the parties on July 31, 2001, the largest stockholder retained control of the Company but the Company gave up its interests in Horse and RST. The Company's new management gave up claims for past wages totaling $432,000. The release of those claims is shown as an extraordinary gain on settlement of debt in the accompanying statement of operations. The Company's Chapter 7 bankruptcy proceedings were dismissed on December 26, 2001.

                        NATIONAL EQUITIES HOLDINGS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------


5.   STOCKHOLDERS'  EQUITY
     ---------------------

     PREFERRED  STOCK
     ----------------

     The Company's articles of incorporation authorize the issuance of up to 1,000,000 shares of preferred stock, with a par value of $.001 and other characteristics determined by the Company's board of directors. As of December 31, 2001 and 2000, there was no preferred stock issued or outstanding.