Form 10QSB
period 2002-03-31
NATIONAL EQUITIES HOLDINGS INC /DE/
filed 2003-05-09
CIK 829324

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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



                            Telephone: (281) 414-8172
                (Registrant's telephone no., including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $0.001
                                    PAR VALUE

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [  ]  No  [ X ]

Number of shares of the registrant's common stock outstanding as of April 8, 2003 was 39,785,426.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ x ]  Yes  [  ]  No

Transactional Small Business Disclosure Format (check one):
Yes  [  ]  No  [ X ]

                        NATIONAL EQUITIES HOLDINGS, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
------------------------------

Item 1 - Financial Information

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Item 307 of Regulation S-B


SIGNATURES

                        NATIONAL EQUITIES HOLDINGS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                   __________





                    UNAUDITED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                        NATIONAL EQUITIES HOLDINGS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS
                                   __________



                                                                            PAGE
                                                                            ----

Unaudited Condensed Financial Statements:

  Condensed  Balance  Sheet  as  of  March  31,2002
    (unaudited)  and  December  31,  2001                                    3

  Unaudited  Condensed  Statement  of  Operations  for  the
    three  months  ended  March  31,  2002  and  2001                        4

  Unaudited  Condensed  Statement  of  Stockholders'  Deficit
    for  the  three  months  ended  March  31,  2002                         5

  Unaudited  Condensed  Statement  of  Cash  Flows  for  the
    three  months  ended  March  31,  2002  and  2001                        6

Notes  to  Unaudited  Condensed  Financial  Statements                       7

                        NATIONAL EQUITIES HOLDINGS, INC.

                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                  BALANCE SHEET

                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                   __________


                                                             MARCH 31,     DECEMBER 31,
                                                               2002            2001
                                                            (UNAUDITED)       (NOTE)
                                                           -------------  --------------

     ASSETS
     ------

Current assets:
  Cash                                                     $          -   $           -
                                                           -------------  --------------

    Total current assets                                              -               -
                                                           -------------  --------------

      Total assets                                         $          -   $           -
                                                           =============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
  Accounts payable                                         $    570,935   $     570,935
  Accrued liabilities                                           116,485         116,485
  Convertible debentures                                         11,145          11,145
                                                           -------------  --------------

    Total current liabilities                                   698,565         698,565
                                                           -------------  --------------


Commitments and contingencies

Stockholders' deficit:
  Preferred stock: $.001 par value; 1,000,000 shares
    authorized                                                        -               -
  Common stock: $.001 par value; 49,000,000 shares
    authorized; 39,788,676 shares issued and outstanding
    at March 31, 2002 and December 31, 2001                      39,789          39,789
  Additional paid-in capital                                  9,596,622       9,596,622
  Accumulated deficit                                       (10,334,976)    (10,334,976)
                                                           -------------  --------------

    Total stockholders' deficit                                (698,565)       (698,565)
                                                           -------------  --------------

      Total liabilities and stockholders' deficit          $          -   $           -
                                                           =============  ==============



Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


              The accompanying notes are an integral part of these
                    unaudited condensed financial statements.

                        NATIONAL EQUITIES HOLDINGS, INC.

                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   __________

                                              THREE MONTHS ENDED
                                                  MARCH  31,
                                           ------------------------
                                              2002         2001
                                           -----------  -----------
Revenues                                   $         -  $         -

Costs and expenses                                   -            -
                                           -----------  -----------

    Net income                             $         -  $         -
                                           ===========  ===========


Basic and diluted income per common share  $         -  $         -
                                           -----------  -----------

    Net income per common share            $         -  $         -
                                           ===========  ===========


Weighted average common shares              39,788,676   39,788,676
                                           ===========  ===========




              The accompanying notes are an integral part of these
                    unaudited condensed financial statements.

                        NATIONAL EQUITIES HOLDINGS, INC.

                    (A CORPORATION IN THE DEVELOPMENT STAGE)

             UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                   __________


                                                                       TOTAL
                                          ADDITIONAL                STOCKHOLDERS'
                         COMMON STOCK      PAID-IN     ACCUMULATED    EQUITY
                       SHARES    AMOUNT    CAPITAL       DEFICIT     (DEFICIT)
                     ----------  -------  ----------  -------------  ----------
Balance at
  December 31, 2001  39,788,676  $39,789  $9,596,622  $(10,334,976)  $(698,565)

Net income                    -        -           -             -           -
                     ----------  -------  ----------  -------------  ----------

Balance at
  March 31, 2002     39,788,676  $39,789  $9,596,622  $(10,334,976)  $(698,565)
                     ==========  =======  ==========  =============  ==========



              The accompanying notes are an integral part of these
                    unaudited condensed financial statements.

                        NATIONAL EQUITIES HOLDINGS, INC.

                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   __________


                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                                      ------------
                                                      2002   2001
                                                      -----  -----
Cash flows from operating activities:
  Net income                                          $   -  $   -
  Adjustments to reconcile net income to net cash
    used in operating activities                          -      -
                                                      -----  -----

      Net cash from operating activities                  -      -
                                                      -----  -----

Net increase (decrease) in cash and cash equivalents      -      -

Cash and cash equivalents at beginning of year            -      -
                                                      -----  -----

Cash and cash equivalents at end of year              $   -  $   -
                                                      =====  =====




              The accompanying notes are an integral part of these
                    unaudited condensed financial statements.

                        NATIONAL EQUITIES HOLDINGS, INC.

                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                   __________


1.   ORGANIZATION
     ------------

     National Equities Holdings, Inc.(the "Company") is a Delaware corporation that currently has no significant business activities but is engaged in an effort to emerge from bankruptcy proceedings that were filed in August 1999. On December 20, 2001, the Company obtained an order dismissing the bankruptcy and the Company now plans to resume oil and gas exploration and production activities. The Company is a development stage enterprise because it currently has no significant operations or assets and is devoting substantially all its efforts to a search for capital resources and business development activities. December 20, 2001 is considered the inception of the development stage for financial reporting purpose because that date was the date on which bankruptcy proceedings were dismissed by the bankruptcy courts and the Company began to focus on future activities.


2.   ACCOUNTING  ESTIMATES
     ---------------------

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


3.   INTERIM  FINANCIAL  STATEMENTS
     ------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the respective full years.

     A summary of the Company's significant accounting policies and other information necessary to understand these consolidated interim financial statements is presented in the Company's audited financial statements for the years ended December 31, 2001 and 2000. Accordingly, the Company's audited financial statements should be read in connection with these financial statements.


4.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

     Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2001 and 2000, the Company did not have significant operations, but remained in a negative financial position based on negative prior year operations.

                        NATIONAL EQUITIES HOLDINGS, INC.

                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                          NOTES TO FINANCIAL STATEMENTS

                                   __________


4.   GOING  CONCERN  CONSIDERATIONS,  CONTINUED
     ------------------------------------------

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


5.   INCOME  TAXES
     -------------

     The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of March 31, 2002, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $10,000,000 which expire in various tax years through 2021. Under the provisions of Section 382 of the Internal Revenue Code, ownership changes in the Company in 1997 and again in 2001 will severely limit the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The financial statements of the company are set forth beginning on page F-1.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended December 31, 2001. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

GENERAL

The company experienced dramatic changes during the fiscal year ended 2001. The Company was restructured after settlement of legal disputes and the dismissal of Chapter 7 Bankruptcy proceedings. The restructuring plan involved a change in company control, a change in management, divestiture of uneconomical oil and natural gas properties, a significant write off of impaired assets and a change in company focus. The Company has completed all of these steps, but has not initiated new continuing operating activities . The Company is a development stage enterprise because it currently has no significant operations or assets and is devoting substantially all its efforts to a search for capital resources and business development activities. The Company reported no revenue in 2001 or 2000.

RESULTS OF OPERATIONS

There were no operations and we incurred no debt in the quarter ended March 31, 2002. Additionally, there were no changes to the balance sheet and other financial statements compared to the previous year including the quarter ended March 31, 2001 compared to the quarter ended March 31, 2002.

The Company is currently a development stage corporation. Our business plan includes focusing on oil and natural gas investments for 2002 and the foreseeable future. The Company is in a start-up phase and has no material amount of funds from which we can satisfy any cash requirements to commence operations. There has been no revenue for the past two years. Our year-end financial statements and the report of our independent auditor contain a going concern qualification. This means that because we have had little or no operations to date, and because we have little or no tangible assets or financial resources, and have incurred losses since inception, there is substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2001 based on limited operations we are in a negative financial position with both negative working capital and a stockholders' deficit of $698,565 at March 31, 2002.

The Company has no assets or liabilities owed incurred subsequent to the restructuring. The Company needs approximately $30,000 to sustain its operations through the year. We anticipate the need to raise these funds, either by borrowing the funds or through equity financing, in order to commence principal operations.

GOING CONCERN

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

The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

     - The Company's ability to obtain adequate sources of outside financing to support its efforts to move forward with oil and gas exploration and production activities.
     - The Company's ability to locate, prove and produce from economically viable oil and gas reserves.
     - The Company's ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.

FORWARD-LOOKING INFORMATION-GENERAL

The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, its dependence on certain key personnel within the Company, and its ability to raise additional capital. The Company's ability to generate long-term value for the common stockholder is dependent upon the acquisition of profitable energy prospects. There are many companies participating in the oil and gas industry, many with resources greater than the Company. Greater competition for profitable operations can increase prices and make it more difficult to acquire assets at reasonable multiples of cash flow. The Company believes that it will be able to compete in this environment and will be able to find attractive investments; however, it is not possible to predict competition or the effect this will have on the Company's operations. The Company's operations are also significantly affected by factors, which are outside the control of the Company, including the prices of oil and natural gas, environmental and governmental regulations. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Bill Knollenberg, our President, Chairman of the Board, Chief Financial Officer and Director, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-QSB. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART II

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, and 5 are omitted.

ITEM  2.  CHANGES  IN  SECURITIES

The following information sets forth certain information for all securities the Company issued from January 1, 2002 through March 31, 2002, in transactions without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon. The securities were issued pursuant to Section 4(2) of the Act. None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas, on April 8, 2003.

NATIONAL EQUITIES HOLDINGS, INC.



By: /s/ Bill Knollenberg                                     Date: April 8, 2003
    ------------------------------------
    Bill Knollenberg,
    President, Chairman of the Board and
    Chief Financial Officer

CERTIFICATIONS

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Bill Knollenberg, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of National Equities Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 8, 2003
/s/ Bill Knollenberg
--------------------
Bill Knollenberg
President

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Bill Knollenberg, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of National Equities Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 8, 2003
/s/ Bill Knollenberg
--------------------
Bill Knollenberg
Chief Financial Officer

Certification of President and Principal Financial Officer of National Equities
-------------------------------------------------------------------------------
Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 1992 and
----------------------------------------------------------------------------
Section 1350 of 18 U.S.C. 63.
-----------------------------

I, Bill Knollenberg, the President and Chief Financial Officer of National Equities Holdings, Inc. hereby certify that to my knowledge, National Equities Corporation's periodic report on Form 10-QSB for the period ended March 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of National Equities Corporation.

Date: April 8, 2003                       /s/   Bill Knollenberg
                                                ----------------
                                                Bill Knollenberg,
                                                President of
                                                National Equities Corporation





Certification of President and Principal Financial Officer of National Equities
-------------------------------------------------------------------------------
Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 1992 and
----------------------------------------------------------------------------
Section 1350 of 18 U.S.C. 63.
-----------------------------

I, Bill Knollenberg the President and Chief Financial Officer of National Equities Holdings, Inc. hereby certify that to my knowledge, National Equities Corporation's periodic report on Form 10-QSB for the period ended March 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of National Equities Corporation.

Date: April 8, 2003                       /s/   Bill Knollenberg
                                                ----------------
                                                Bill Knollenberg,
                                                Chief Financial Officer of
                                                National Equities Corporation