Form 10QSB
period 2002-06-30
NATIONAL EQUITIES HOLDINGS INC /DE/
filed 2003-05-09
CIK 829324

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Number of shares of the registrant's common stock outstanding as of April 8, 2003 was 39,785,426

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

Item 3 -  Item 307 of Regulation S-B



PART II - OTHER INFORMATION
---------------------------

Item 2 - Changes in Securities and Use of Proceeds

Item 6 - Reports on Form 8-K

SIGNATURES

                        NATIONAL EQUITIES HOLDINGS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                   __________





                    UNAUDITED CONDENSED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                        NATIONAL EQUITIES HOLDINGS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS
                                   __________



                                                                            PAGE
                                                                            ----

Unaudited Condensed Financial Statements:

  Unaudited Condensed Balance Sheet as of June 30, 2002
    and December 31, 2001                                                    3

  Unaudited Condensed Statement of Operations for the
    three months and six months ended June 30, 2002 and
    2001                                                                     4

  Unaudited Condensed Statement of Stockholders' Deficit
    for the six months ended June 30, 2002                                   5

  Unaudited Condensed Statement of Cash Flows for the
    six months ended June 30, 2002 and 2001                                  6

Notes to Unaudited Condensed Financial Statements                            7

                        NATIONAL EQUITIES HOLDINGS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                      JUNE 30, 2002 AND DECEMBER 31, 2001
                                   __________


                                                             JUNE 30,      DECEMBER 31,
                                                               2002            2001
   ASSETS                                                   (UNAUDITED)       (NOTE)
   ------                                                  -------------  --------------
Current assets:
  Cash                                                     $      9,091   $           -
                                                           -------------  --------------
    Total current assets                                          9,091               -
                                                           -------------  --------------

      Total assets                                         $      9,091   $           -
                                                           =============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
  Accounts payable                                         $    572,111   $     570,935
  Accrued liabilities                                           121,485         116,485
  Convertible debentures                                         11,145          11,145
  Notes payable to related party                                 20,000               -
                                                           -------------  --------------
    Total current liabilities                                   724,741         698,565
                                                           -------------  --------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock: $.001 par value; 1,000,000 shares
    authorized                                                        -               -
  Common stock: $.001 par value; 49,000,000 shares
    authorized; 39,788,676 shares issued and outstanding
    at June 30, 2002 and December 31, 2001                       39,789          39,789
  Additional paid-in capital                                  9,596,622       9,596,622
  Accumulated deficit                                       (10,352,061)    (10,334,976)
                                                           -------------  --------------
    Total stockholders' deficit                                (715,650)       (698,565)
                                                           -------------  --------------
      Total liabilities and stockholders' deficit          $      9,091   $           -
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

                        NATIONAL EQUITIES HOLDINGS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                  UNAUDITED CONDENSED STATEMENT OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   __________


                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                -------------------------  -------------------------
                                        JUNE 30,                    JUNE 30,
                                    2002         2001          2002         2001
                                ------------  -----------  ------------  -----------
Revenues                        $         -   $         -  $         -   $         -

Costs and expenses                  (17,085)            -      (17,085)            -
                                ------------  -----------  ------------  -----------

  Net loss                      $   (17,085)  $         -  $   (17,085)  $         -
                                ============  ===========  ============  ===========

Basic and diluted income per
  common share                  $     (0.00)  $         -  $     (0.00)  $         -
                                ============  ===========  ============  ===========


Weighted average common shares   39,788,676    39,788,676   39,788,676    39,788,676
                                ============  ===========  ============  ===========



              The accompanying notes are an integral part of these
                    unaudited condensed financial statements.

                        NATIONAL EQUITIES HOLDINGS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
             UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   __________

                                                                         TOTAL
                                            ADDITIONAL                STOCKHOLDERS'
                           COMMON STOCK      PAID-IN     ACCUMULATED     EQUITY
                        SHARES     AMOUNT    CAPITAL       DEFICIT     (DEFICIT)
                     ------------  -------  ----------  -------------  ----------
Balance at
  December 31, 2001    39,788,676  $39,789  $9,596,622  $(10,334,976)  $(698,565)

Net loss                        -        -           -       (17,085)    (17,085)
                     ------------  -------  ----------  -------------  ----------

Balance at
  June 30, 2002        39,788,676  $39,789  $9,596,622  $(10,352,061)  $(715,650)
                     ============  =======  ==========  =============  ==========



              The accompanying notes are an integral part of these
                    unaudited condensed financial statements.

                        NATIONAL EQUITIES HOLDINGS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   __________

                                                            SIX MONTHS ENDED
                                                          --------------------
                                                               JUNE 30,
                                                            2002       2001
                                                          ---------  ---------
Cash flows from operating activities:
  Net loss                                                $(17,085)  $      -
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Increase in accounts payable and accrued liabilities     6,176
                                                          ---------  ---------

      Net cash used in operating activities                (10,909)         -
                                                          ---------  ---------

Cash flows from financing activities:
  Proceeds from notes payable to related party              20,000          -
                                                          ---------  ---------

      Net cash provided by financing activities             20,000          -
                                                          ---------  ---------

Net increase in cash and cash equivalents                    9,091          -

Cash and cash equivalents at beginning of period                 -          -
                                                          ---------  ---------

Cash and cash equivalents at end of period                $  9,091   $      -
                                                          =========  =========



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

2.   ACCOUNTING ESTIMATES
     --------------------

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


3.   INTERIM  FINANCIAL  STATEMENTS
     ------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the respective full years.

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

                        NATIONAL EQUITIES HOLDINGS, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                                   __________


4.   GOING  CONCERN  CONSIDERATIONS,  CONTINUED
     ------------------------------------------

     The Company's negative operating results from prior years produced a working capital deficit of $(698,565) and a stockholders' deficit of $(698,565) at December 31, 2001 and the Company's negative financial results have continued in the nine months ended September 30, 2002. Additionally, the Company is severely delinquent on various accounts payable. Management is working with vendors to resolve old outstanding balances, however, the results of these actions cannot be predicted. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


5.   INCOME  TAXES
     -------------

     The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of June 30, 2002, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $10,000,000 which expire in various tax years through 2021. Under the provisions of Section 382 of the Internal Revenue Code, ownership changes in the Company in 1997 and again in 2001 will severely limit the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.


6.   RELATED  PARTY  TRANSACTIONS
     ----------------------------

     During the six months ended June 30, 2002, the Company obtained proceeds under notes payable to a related party totaling $20,000. The notes are due upon demand and are uncollateralized.

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

GENERAL

The company experienced dramatic changes during the fiscal year ended 2001. The Company was restructured after settlement of legal disputes and the dismissal of
Chapter 7 Bankruptcy proceedings.   The restructuring plan involved a change in
company control, a change in management, divestiture of uneconomical oil and natural gas properties, a significant write off of impaired assets and a change in company focus. The Company has completed all of these steps, but has not initiated new continuing operating activities . The Company is a development stage enterprise because it currently has no significant operations or assets and is devoting substantially all its efforts to a search for capital resources and business development activities. The Company reported no revenue in 2001 or 2000 or in the interim period ended June 30, 2002.

RESULTS OF OPERATIONS

There were no operations.  The Company has obtained funding through a loan from
the Company officer, which has been used to pay current payables.    The Company
is currently evaluating energy prospects and has incurred some expense in relation to this endeavor. Additionally, they have secured office space and have updated their financials.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 TO THREE MONTHS ENDED JUNE 30, 2002.

The increase in the net loss of $(17,085) for the quarter ended June 30, 2002 compared to $(-0-) for the quarter ended June 30, 2001 is due to costs associated with the evaluation of energy prospects and costs associated with starting the company

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 TO SIX MONTHS ENDED JUNE 30, 2002.

The increase in the net loss of $(17,085) for the six months ended June 30, 2002 compared to $(-0-) for the six months ended June 30, 2001 is due to costs associated with the evaluation of energy prospects and costs associated with starting the company.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, based on limited operations we are in a negative financial position with both negative working capital and a stockholders' deficit of $715,650.

The Company has no assets and liabilities owed from the expenses incurred prior to the restructuring. The Company needs an additional $10,000 to sustain its operations through the year. We anticipate the need to raise these funds, either by borrowing the funds or through equity financing, in order to commence principal operations.

GOING CONCERN

The Company's negative operating results from prior years have produced a working capital deficit of $(715,650) and a stockholders' deficit of $(715,650) at June 30, 2002. Additionally, the Company is severely delinquent on various accounts payable. Management is working with vendors to resolve old outstanding balances, however, the results of these actions cannot be predicted. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

PART II

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, and 5 are omitted.

ITEM 2. CHANGES IN SECURITIES

The following information sets forth certain information for all securities the Company issued from April 1, 2002 through June 30, 2002, in transactions without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon. The securities were issued pursuant to Section 4(2) of the Act.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas, on April 8, 2003.

NATIONAL EQUITIES HOLDINGS, INC.


By:  /s/  Bill Knollenberg                                 Date: April 8, 2003
     ---------------------------
     Bill Knollenberg,
     President, Chairman of the Board,
     Principal Financial Officer and Director

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

Date: April 8, 2003
/s/ Bill Knollenberg
--------------------
Bill Knollenberg
Chief Financial Officer

Certification of President and Chief Financial Officer of National Equities
---------------------------------------------------------------------------
Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 1992 and
----------------------------------------------------------------------------
Section 1350 of 18 U.S.C. 63.
----------------------------

I, Bill Knollenberg, the President and Chief Financial Officer of National Equities Holdings, Inc. hereby certify that to my knowledge, National Equities Corporation's periodic report on Form 10-QSB for the period ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of National Equities Corporation.

Date:     April 8, 2003             /s/   Bill Knollenberg
                                          ----------------
                                          Bill Knollenberg,
                                          President of
                                          National Equities Corporation





Certification of President and Chief Financial Officer of National Equities
---------------------------------------------------------------------------
Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 1992 and
----------------------------------------------------------------------------
Section 1350 of 18 U.S.C. 63.
----------------------------

I, Bill Knollenberg the President and Chief Financial Officer of National Equities Holdings, Inc. hereby certify that to my knowledge, National Equities Corporation's periodic report on Form 10-QSB for the period ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of National Equities Corporation.

Date:     April 8, 2003             /s/   Bill Knollenberg
                                          ----------------
                                          Bill Knollenberg,
                                          Chief Financial Officer of
                                          National Equities Corporation