Form 10QSB
period 2002-09-30
NATIONAL EQUITIES HOLDINGS INC /DE/
filed 2003-05-09
CIK 829324

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

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

  Unaudited  Condensed  Balance  Sheet  as  of  September  30,  2002
    and  December  31,  2001                                                 3

  Unaudited  Condensed  Statement  of  Operations  for  the  three
    months  and  nine  months  ended  September  30,  2002  and  2001        4

  Unaudited  Condensed  Statement  of  Stockholders'  Deficit
    for  the  nine  months  ended  September  30,  2002                      5

  Unaudited  Condensed  Statement  of  Cash  Flows  for  the
    nine  months  ended  September  30,  2002  and  2001                     6

Notes  to  Unaudited  Condensed  Financial  Statements                       7

                        NATIONAL EQUITIES HOLDINGS, INC.

                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                  BALANCE SHEET

                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                   __________


                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2002             2001
     ASSETS                                                    (UNAUDITED)        (NOTE)
     ------                                                  ---------------  --------------
Current assets:
  Cash                                                       $        1,307   $           -
                                                             ---------------  --------------

    Total current assets                                              1,307               -
                                                             ---------------  --------------

      Total assets                                           $        1,307   $           -
                                                             ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current liabilities:
  Accounts payable                                           $      572,745   $     570,935
  Accrued liabilities                                               116,485         116,485
  Convertible debentures                                             11,145          11,145
  Notes payable to related party                                     44,910               -
                                                             ---------------  --------------

    Total current liabilities                                       745,285         698,565
                                                             ---------------  --------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock: $.001 par value; 1,000,000 shares
    authorized                                                            -               -
  Common stock: $.001 par value; 49,000,000 shares
    authorized; 40,205,426 and 39,788,676 shares issued
    and outstanding at September 30, 2002 and December 31,
    2001, respectively                                               40,206          39,789
  Additional paid-in capital                                      9,600,373       9,596,622
  Accumulated deficit                                           (10,384,557)    (10,334,976)
                                                             ---------------  --------------

    Total stockholders' deficit                                    (743,978)       (698,565)
                                                             ---------------  --------------

      Total liabilities and stockholders' deficit            $        1,307   $           -
                                                             ===============  ==============



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

                             NATIONAL EQUITIES HOLDINGS, INC.

                         (A CORPORATION IN THE DEVELOPMENT STAGE)

                        UNAUDITED CONDENSED STATEMENT OF OPERATIONS

          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                        __________


                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                -------------------------------  -------------------------
                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                     2002             2001           2002         2001
                                ---------------  --------------  ------------  -----------
Revenues                        $            -   $            -  $         -   $         -

General and administrative
  expenses                             (32,496)               -      (49,581)            -
                                ---------------  --------------  ------------  -----------

  Net loss                      $      (32,496)  $            -  $   (49,581)  $         -
                                ===============  ==============  ============  ===========


Basic and diluted income per
  common share                  $        (0.00)  $            -  $     (0.00)  $         -
                                ===============  ==============  ============  ===========


Weighted average common shares      40,166,820       39,788,676   39,916,109    39,788,676
                                ===============  ==============  ============  ===========




              The accompanying notes are an integral part of these
                    unaudited condensed financial statements.

                         NATIONAL EQUITIES HOLDINGS, INC.

                     (A CORPORATION IN THE DEVELOPMENT STAGE)

              UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                    __________


                                                                         TOTAL
                                            ADDITIONAL                STOCKHOLDERS'
                           COMMON STOCK      PAID-IN    ACCUMULATED     EQUITY
                         SHARES    AMOUNT    CAPITAL       DEFICIT     (DEFICIT)
                       ----------  -------  ----------  -------------  ----------
Balance at
  December 31, 2001    39,788,676  $39,789  $9,596,622  $(10,334,976)  $(698,565)

Issuance of stock for
  compensation            416,750      417       3,751             -       4,168

Net loss                        -        -           -       (49,581)    (49,581)
                       ----------  -------  ----------  -------------  ----------

Balance at
  June 30, 2002        40,205,426  $40,206  $9,600,373  $(10,384,557)  $(743,978)
                       ==========  =======  ==========  =============  ==========



              The accompanying notes are an integral part of these
                    unaudited condensed financial statements.

                        NATIONAL EQUITIES HOLDINGS, INC.

                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                   __________


                                                          NINE MONTHS ENDED
                                                          ----------------
                                                            SEPTEMBER 30,
                                                            2002     2001
                                                          ---------  -----
Cash flows from operating activities:
  Net loss                                                $(49,581)  $   -
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Issuance of stock for compensation                       4,168       -
    Increase in accounts payable and accrued liabilities     1,810       -
                                                          ---------  -----

      Net cash used in operating activities                (43,603)      -
                                                          ---------  -----

Cash flows from financing activities:
  Proceeds from notes payable to related party              44,910       -
                                                          ---------  -----

      Net cash provided by financing activities             44,910       -
                                                          ---------  -----

Net increase in cash and cash equivalents                    1,307       -

Cash and cash equivalents at beginning of period                 -       -
                                                          ---------  -----

Cash and cash equivalents at end of period                $  1,307   $   -
                                                          =========  =====



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

                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                          NOTES TO FINANCIAL STATEMENTS

                                   __________


4.   GOING  CONCERN  CONSIDERATIONS,  CONTINUED
     ------------------------------------------

     The Company's negative operating results from prior years have produced a working capital deficit of $(698,565) and a stockholders' deficit of $(698,565) at December 31, 2001, and the Company's negative financial results have continued in the nine months ended September 30, 2002. Additionally, the Company is severely delinquent on various accounts payable. Management is working with vendors to resolve old outstanding balances, however, the results of these actions cannot be predicted. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


5.   INCOME  TAXES
     -------------

     The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of September 30, 2002, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $10,000,000 which expire in various tax years through 2021. Under the provisions of Section 382 of the Internal Revenue Code, ownership changes in the Company in 1997 and again in 2001 will severely limit the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.


6.   RELATED  PARTY  TRANSACTIONS
     ----------------------------

     During the nine months ended September 30, 2002, the Company obtained proceeds under notes payable to a related party totaling $44,910. The notes are due upon demand and are uncollateralized.

                        NATIONAL EQUITIES HOLDINGS, INC.

                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                          NOTES TO FINANCIAL STATEMENTS

                                   __________


7.   COMMON  STOCK
     -------------

     During the nine months ended September 30, 2002, the Company issued 416,750 shares of common stock in exchange for services. These shares were issued to various consultants and resulted in compensation expense of $4,168 during the nine months ended September 30, 2002. Such compensation expense is presented in general and administrative expenses in the accompanying statement of operations.

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

GENERAL

The company experienced dramatic changes during the fiscal year ended 2001. The Company was restructured after settlement of legal disputes and the dismissal of Chapter 7 Bankruptcy proceedings. The restructuring plan involved a change in company control, a change in management, divestiture of uneconomical oil and natural gas properties, a significant write off of impaired assets and a change in company focus. The Company has completed all of these steps, but has not initiated new continuing operating activities . The Company is a development stage enterprise because it currently has no significant operations or assets and is devoting substantially all its efforts to a search for capital resources and business development activities. The Company reported no revenue in 2001 or 2000 or in the interim period ended September 30, 2002.

RESULTS OF OPERATIONS

There were no operations. However, the Company obtaining funding in the form of a note payable to a major stockholder, with the proceeds used to pay current payables. The Company is currently evaluating energy prospects and has incurred some expense in relation to this endeavor.

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

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 TO NINE MONTHS ENDED SEPTEMBER 30, 2001.

The increase in the net loss of $(32,496) for the quarter ended September 30, 2002 compared to $(-0-) for the quarter ended September 30, 2001 is due to costs associated with the evaluation of energy prospects and start-up costs.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002 TO NINE MONTHS ENDED SEPTEMBER 30, 2001.

The increase in the net loss of $(32,496) for the nine months ended September 30, 2002 compared to $(-0-) for the nine months ended September 30, 2001 is due to costs associated with the evaluation of energy prospects and costs associated with starting the company.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, based on limited operations we are in a negative financial position with both negative working capital and a stockholders' deficit of $743,978.

The Company has no assets and liabilities owed from the expenses incurred prior to the restructuring. The Company needs an additional $10,000 to sustain its operations through the year. We anticipate the need to raise these funds, either by borrowing the funds or through equity financing, in order to commence principal operations.

GOING CONCERN

The Company's negative operating results from prior years have produced a working capital deficit of $(743,978) and a stockholders' deficit of $(743,978) at September 30, 2002. Additionally, the Company is severely delinquent on various accounts payable. Management is working with vendors to resolve old outstanding balances, however, the results of these actions cannot be predicted. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                                     PART II

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, and 5 are omitted.

ITEM 2. CHANGES IN SECURITIES

The following information sets forth certain information for all securities the Company issued from July 1, 2002 through September 30, 2002, in transactions without registration under the Act. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon. The securities were issued pursuant to Section 4(2) of the Act.

A total of 416,750 shares were issued for payment in-kind for services rendered from three persons. We valued these transactions at $4,168.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Houston, Texas, on April 8, 2003.

NATIONAL EQUITIES HOLDINGS, INC.


By:  /s/ Bill Knollenberg                                    Date: April 8, 2003
     -------------------------
     Bill Knollenberg,
     President, Chairman of the Board,
     Chief Financial Officer and Director

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

Date: April 8, 2003
/s/ Bill Knollenberg
--------------------
Bill Knollenberg
Chief Financial Officer

Certification of President and Chief Financial Officer of National Equities
---------------------------------------------------------------------------
Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 1992 and
----------------------------------------------------------------------------
Section 1350 of 18 U.S.C. 63.
-----------------------------

I, Bill Knollenberg, the President and Chief Financial Officer of National Equities Holdings, Inc. hereby certify that to my knowledge, National Equities Corporation's periodic report on Form 10-QSB for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of National Equities Corporation.

Date: April 8, 2003                       /s/   Bill Knollenberg
                                                ----------------
                                                Bill Knollenberg,
                                                President of
                                                National Equities Corporation





Certification of President and Chief Financial Officer of National Equities
---------------------------------------------------------------------------
Holdings, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 1992 and
----------------------------------------------------------------------------
Section 1350 of 18 U.S.C. 63.
-----------------------------

I, Bill Knollenberg the President and Chief Financial Officer of National Equities Holdings, Inc. hereby certify that to my knowledge, National Equities Corporation's periodic report on Form 10-QSB for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of National Equities Corporation.

Date: April 8, 2003                       /s/   Bill Knollenberg
                                                ----------------
                                                Bill Knollenberg,
                                                Chief Financial Officer of
                                                National Equities Corporation